Form 10-K
period 1998-12-31
EXCHANGE APPLICATIONS INC
filed 1999-03-30
CIK 1065857

     ========================================================================

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                         --------------------------------

                                    FORM 10-K

                         --------------------------------

               [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

             [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER

                           EXCHANGE APPLICATIONS, INC.
              (Exact name of registrant as specified in its charter)

                DELAWARE                                   04-3338916
     State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

            89 SOUTH STREET
         BOSTON, MASSACHUSETTS                                02111
(Address of principal executive offices)                    (Zip Code)

                                  617-737-2244
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                      -----------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  [X]     NO  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates as of March 22, 1999 was $95,062,731.

     As of March 22, 1999, there were 9,779,840 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required under Part III of this Annual Report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on May 26, 1999, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Exchange Applications, Inc. (the "Company") is a leading provider of open, enterprise customer optimization software and solutions that are designed to enable businesses to maximize profitability and revenue growth from new and existing customers through marketing automation and enterprise-wide customer management. The Company's Continuous Customer Management ("CCM") solution, including its VALEX software and related consulting and integration services, is designed to enable businesses to profitably retain and expand existing customer relationships and acquire new customers by: (i) analyzing enterprise-wide databases of customer information to identify profitable growth opportunities;
(ii) planning and prioritizing investments in high potential customers; (iii) creating targeted, real-time and event-triggered marketing campaigns and other customer communications; (iv) selecting the most effective channels for customer communications, such as direct mail, call centers, sales forces and the Internet; and (v) continuously evaluating the impact of these marketing campaigns and other communications on profitability. CCM allows businesses to measure the value of marketing campaigns and other customer communications against their associated costs and to use this information to make investment decisions that maximize customer profitability.

     The principal components of the Company's CCM offering are VALEX, its open enterprise software application, and the Company's proprietary consulting and integration services. The Company has deployed CCM and VALEX across multiple industries, with installations in over 45 businesses in North America and Europe. Its customers include Bell Atlantic, Federal Express, Fleet Bank, NatWest Bank (U.K.) and US West. The Company's products and services are distributed through its direct sales force, through re-seller relationships with IBM, NCR and others, and through co-marketing arrangements with companies such as Compaq, Ernst & Young, KPMG Peat Marwick, PricewaterhouseCoopers, SAS Institute and Sun Microsystems.

BACKGROUND

     Today's increasingly competitive business environment has forced many businesses to reduce costs in order to improve overall profitability. Enterprise resource planning ("ERP") and supply chain management software and other technologies have played a key role in helping businesses cut costs through the automation of business and administrative functions such as accounting, purchasing and inventory control, and human resources. While applications aimed at cost reduction have generally been successful, businesses have realized that these initiatives are only part of the solution to improve profitability and have begun to invest in a new class of applications designed to increase profitability through revenue growth. In the face of growing business challenges, such as the high cost of attracting new customers, the proliferation of customer purchasing options, increased customer sophistication and decreased customer loyalty, revenue growth initiatives have become significantly more difficult and more important to execute successfully.

     Many of these new applications are aimed at enabling businesses to grow revenue by acquiring new customers and retaining and expanding relationships with existing customers. These applications facilitate cross-selling and the marketing of bundled products, new service offerings and differentiated service relationships. To maximize the profitability of these efforts, businesses need to allocate resources based not only on functional area and product profitability, but also on current or potential customer profitability. To enable this focus on customers, businesses need: (i) an investment allocation methodology to identify profitable customer opportunities; (ii) the ability to access and analyze large amounts of customer information; (iii) marketing automation and campaign management applications to design and implement effective marketing campaigns; (iv) technologies to manage interactions with customers; and (v) the ability to evaluate the effectiveness of investments on current and potential customer profitability.

     To this end, businesses have begun over the past several years to realign existing marketing and customer management capabilities with new technologies and processes that are designed to optimize customer relationships across the enterprise. This evolution can be summarized in three phases, as follows:

     Phase 1 -- Traditional Approach. With traditional approaches, businesses develop marketing campaigns that solicit broad customer segments with infrequent and static offers. To manage these campaigns, businesses typically use proprietary software provided by third-party commercial service bureaus to access customer information maintained in large external databases. These solutions have provided valuable information to businesses, but have had significant limitations:

     - Limited ability to develop and refine marketing campaigns. Traditional approaches are severely limited in the number and complexity of marketing campaigns that can be supported without manual intervention, increasing cycle time and cost and forcing businesses to run less targeted and less timely campaigns.

     - Inability to access the complete customer relationship. Traditional approaches use fixed data structures that store only a limited amount of information about each customer, forcing businesses to make decisions based on a limited portion of available customer information.

     - Limited ability to measure performance. Most traditional solutions use response rates and other basic metrics which do not provide the necessary information required to effectively measure campaign performance or to allocate marketing resources to those campaigns and other communications with the most positive impact on customer profitability.

     - Poor integration with other applications. Many traditional solutions are limited by closed architectures and therefore require time-consuming, manual processes to be integrated with analytical tools, such as online analytical processing ("OLAP") and data mining tools, or customer touchpoint applications.

     Phase 2 -- Marketing Automation and Campaign Management. Recognizing the competitive value of more active management of customer relationships, businesses are transitioning from traditional approaches to more automated marketing environments that enable businesses to target refined customer segments, implement more customized offers on a timely basis, and measure the effectiveness of offers with metrics such as return on investment. Central to this approach are data warehouses which contain a more complete view of the customer relationship, tools that predict customer behavior and software applications that automate the design and execution of marketing campaigns. Through marketing automation and campaign management, businesses benefit from more timely access to, and robust analysis of, customer information, more frequent and targeted campaigns, and more comprehensive measurement of the effectiveness of investments. This results in increased return on investment, reduced customer acquisition costs and reduced marketing cycle time.

     Phase 3 -- Enterprise-Wide Customer Management. Marketing automation and campaign management solutions alone provide significant value. However, their lack of integration with customer interaction software ("CIS") products, such as sales force automation, call center, customer service, help desk and Internet products, and other customer-related aspects of the business limits the ability to plan and optimize customer relationships across the enterprise. In addition, most CIS, marketing automation and campaign management solutions collectively fail to provide a common customer management methodology. Enterprise-wide customer management solutions integrate marketing automation and campaign management software with data warehouses and CIS products in an environment in which all aspects of the customer relationship are considered. This results in more consistent messages to customers, greater penetration of potential high-profit customers and the ability to employ lower-cost communication channels to optimize customer profitability.

THE CUSTOMER OPTIMIZATION OPPORTUNITY

     The Company believes that customer optimization software and solutions represent a significant opportunity across many industries. Businesses are adopting these technologies at different rates based on their access to customer information, their level of database marketing sophistication, the marginal economic impact of changes in the behavior of their customers and the degree of competitiveness within their industry. The Company believes that the demand for these technologies will grow rapidly as additional industries increasingly recognize enterprise-wide customer management as a competitive requirement. Significant opportunities exist for solutions that enable businesses to transition from the traditional service bureau approach to marketing automation and campaign management solutions and to enterprise-wide customer management environments. These transitions require highly-automated marketing and campaign management solutions that integrate people, processes and technology across the enterprise to insure adherence to a common customer management methodology.

     According to an April 1998 GartnerGroup report titled "Defining and Refining the Size of the DBM Market," overall spending on service bureaus, marketing automation and campaign management, which Gartner collectively refers to as database marketing, will be $1.3 billion in 1998, growing at an annual rate of 35% over the next several years. Independent research analysts have reported that marketing automation and campaign management efforts represent a major area of focus for businesses today and note that many businesses are shifting to such solutions. In an August 1996 GartnerGroup report titled "Database Marketing, Part I: An Introduction," Gartner states that "database marketing appeared in almost every industry as a high-payback, data-intensive application with potentially significant returns".

THE EXCHANGE APPLICATIONS SOLUTION

     The Company believes that its Continuous Customer Management solution, implemented through its VALEX software and proprietary consulting and integration services, represents a fundamentally new approach to customer optimization that addresses the opportunities described above. CCM delivers customer optimization solutions that are designed to allow a business to maximize the profitability and revenue growth from new and existing customers through maketing automation and campaign management that can evolve to enterprise-wide customer management

     VALEX is designed to enable businesses to optimize customer value by: (i) providing a complete view of the relationship between a business and its customers; (ii) leveraging a range of data mining, reporting and modeling products to identify high-value customers; (iii) providing powerful marketing automation and campaign management software that lets end-users define and execute targeted customer communication streams; and (iv) integrating with CIS products and data warehouses to perform enterprise-wide customer management. VALEX further enhances the value of information stored in data warehouses by allowing non-technical marketing professionals to design, execute and continuously evaluate and refine targeted marketing campaigns.

     The Company's consulting and integration services include: (i) development of processes that allow organizations to adopt the CCM solution across business functions, including Value Exchange Optimization ("VEO"), a methodology for allocating marketing investments based on expected return; (ii) Metrics Repository, a custom software application that allows VALEX to track the success or failure of marketing campaigns across business segments and across the enterprise; and (iii) VALEX Rapid Implementation, designed to quickly implement the core VALEX modules, allowing access to data warehouse environments and campaign execution in a matter of weeks.

     Through CCM and VALEX, businesses gain an understanding of the economics of customer relationships, measure customer value and provide incentives through campaigns that influence and optimize customer behavior. The Exchange Applications solution offers the following key benefits:

     Improved Profitability and Revenue Growth. VALEX and CCM are designed to enable businesses to retain and increase the value of existing customers and acquire new customers by focusing investment resources on those customers with the greatest current and potential value. Through the use of the Company's solution, businesses have achieved increased retention rates, lower acquisition costs, more efficient cross-selling and better customer satisfaction due to more relevant, less intrusive communications.

     Comprehensive Solution. The Company's products and services are designed to provide a complete solution for customer optimization. The Company believes that its combined offering of software, proprietary methodologies and consulting services help businesses implement marketing automation and campaign management software and improve customer profitability quickly and with little risk.

     Enterprise-wide Customer View. VALEX is designed to enable organizations to access and use all types of information stored in data warehouses. Businesses are therefore not restricted in the scope or type of information used to design customer optimization strategies.

     Increased Marketing Velocity. VALEX creates continuous, fully-automated marketing campaigns, allowing multiple end users to develop customized communications triggered by customer characteristics (e.g., age, income, buying behavior), specific events (e.g., changes in spending patterns, births of children, changes in economic status) or dates (e.g., birth dates, contract renewal dates). VALEX is designed to allow businesses to reduce dramatically the cycle time from planning through design, execution and measurement of campaigns, to better respond to competitive and market pressures and to quickly evaluate new campaigns.

     Open, Extensible Architecture. VALEX is designed to be open, easy-to-use and scaleable across a wide variety of computing environments. The VALEX architecture conforms to many current industry standards (OLE, COM, DCOM, CORBA, ODBC) and can be integrated with existing hardware and software environments allowing businesses to leverage their investments in CIS products and data warehouse technologies.

STRATEGY

     The Company's objective is to be the leading provider of customer optimization software and solutions globally. The Company's strategy for achieving this objective includes:

     Extend VALEX. The Company has developed unique technical solutions that enable businesses to optimize customer relationships. The Company is currently developing product extensions that will enhance the ability of its existing products and services to directly integrate with data mining products and link communications to customers with changes in their behavior. Further, the Company is developing a local campaign management product to enable satellite offices and remote users to design and execute independent campaigns while coordinating with the central marketing function. The Company may also acquire businesses or technologies that would provide the Company with extended product or service offerings across the various aspects of a CCM implementation and/or specialized knowledge or tailored software for selected vertical industries.

     Develop Additional Customer Optimization Solutions. The Company intends to develop additional products to provide automation and business intelligence to improve a business's ability to perform enterprise-wide customer management. The Company's future products and services will be designed to optimize and control communications across CIS environments and enhance business planning and forecasting solutions based on customer and channel economics.

     Expand Vertical Industry Focus. The Company currently targets the telecommunications and financial services industries as well as other database marketing intensive businesses that seek to develop customized marketing campaigns. The Company intends to expand its focus to other industries as the demand for its customer optimization solution grows. The Company's experience has been that the rate of adoption of its solutions is driven by competitiveness within a given industry, the level of database marketing sophistication, access to customer information and the marginal economic impact of changes in customer behavior. The Company is currently considering sales efforts focused on the retail/catalog, energy/utility and insurance industries.

     Broaden Distribution Channels and Build Alliances. The Company will continue to develop indirect distribution channels. The Company maintains global re-seller agreements for VALEX with IBM, NCR and others to leverage these partners' extensive marketing and distribution channels. The Company also has co-marketing relationships with companies such as Compaq, Ernst & Young, KPMG Peat Marwick, PricewaterhouseCoopers, SAS Institute and Sun Microsystems, enabling it to utilize their extensive customer relationships and, in certain cases, their products and services. The Company plans to leverage the professional services resources of these re-seller and co-marketing organizations to provide certain non-proprietary professional services required in connection with the implementation of CCM and VALEX. This strategy will allow the Company to provide and expand its professional services offerings to most effectively complement its CCM methodology and software applications, and will help increase the efficient implementation of CCM solutions in anticipation of increased demands on the Company's services resources.

     Increase Direct Sales Globally. The Company currently maintains and is aggressively expanding its direct sales forces in North America, the U.K. and Australia. In the future, the Company plans to expand further in Europe and the Pacific Rim, with particular attention to territories or industries experiencing trends advantageous to the adoption of the Company's solution, such as industry deregulation.

PRODUCTS -- VALEX

     The Company's customer optimization software product, VALEX, allows end users to select targeted customer segments, design time- and event-triggered customized marketing campaigns and continuously execute and measure the effectiveness of such marketing campaigns. VALEX may be implemented quickly with a broad range of processes, databases and CIS environments.

     VALEX implementations range in size and complexity. A small implementation may include data for 400,000 customers in a 50-100 gigabyte data warehouse, with 10 business users accessing the system. The price range for VALEX for this size configuration is $200,000-$250,000. A large implementation may have 20,000,000 customers, a multi-terabyte data warehouse, and more than 100 users. The price for VALEX in this configuration is typically more than $800,000.

     The principal VALEX components are listed and described in the following table:

COMPONENT                              DESCRIPTION
---------                              -----------
Desktop..............................  Allows users to define their core process steps for CCM and then to organize VALEX components and associated
                                       applications into those process steps.
Segment..............................  Allows users to segment the database into groups of customers for a particular marketing campaign or analysis.
Profile..............................  Allows users to analyze the characteristics of individual customers within a segment.
Campaign.............................  Allows users to define and execute targeted campaigns that run continuously and contain event triggers that respond to customer behavior or inactivity.
Schedule.............................  Allows users to schedule VALEX components and to automate campaign execution and tracking.
Extract..............................  Allows users to select information from the data warehouse and export this information to CIS and other applications.
Admin................................  Allows users to interface VALEX with data warehouses and provide configuration settings.
Filter...............................  Allows users to capture and analyze lists and descriptions of customers and their characteristics in the data
                                       warehouse.

     A VALEX User Case. The following description illustrates how VALEX is used to create, evaluate and refine marketing campaigns for enterprise-wide customer management.

     - Desktop. A user first selects a "work group", which directs a user to the database to be accessed and the process steps to be performed. A simplified marketing process may include identifying and planning opportunities, and then designing, executing and continuously evaluating and refining campaigns.

     - Segment and Profile. During the opportunity identification stage, a user employs VALEX Segment to define desired groups of customers to be targeted in a particular campaign. The VALEX Profile component is then used to further analyze each segment by other attributes in the database (such as purchasing patterns, demographics, prior campaign history). In the example pictured below, three segments are defined. The "Targeted Prospects" segment comprises a group of prospective customers selected for a direct mail campaign. The "Cross Sell Opportunities" segment identifies a group of current customers whose purchase behavior indicates a likelihood of buying certain additional products. The "Likely to Leave" segment, derived using a statistical model, identifies customers with a high probability of attrition based on their behavioral and demographic characteristics.

     - Campaign. Once the user has decided on segments to be targeted for a particular campaign, he or she moves to the campaign design stage of the process. In this stage, a user employs VALEX Campaign to define the structure of the campaign. The user starts by specifying the campaign universe, and then defining all customers eligible to participate in the campaign. In this example, the user then creates three contact segments that branch off from the campaign universe. Groups are created by linking a query defined in VALEX Segment to the database of potential contacts and by specifying rules that determine whether each customer or prospect meets the campaign selection criteria. Rules are specified through database queries or data mining routines and can establish "triggers" that respond to customer behavior. Once a group of contacts is identified, it can be subdivided into smaller random groups that receive different communications. Subdivisions allow the user to test the relative effectiveness of various communication strategies, comparing different messages, offers and/or channels against a control group. In the example above, the user further divides the "Cross Sell Opportunities" contact group in order to test two different offers -- "Product Upgrade" and "Discounted Enrollment" -- against a control group which will not receive any offers. The behavior of all three "splits" of the "Cross Sell Opportunities" contact group will be evaluated to improve future campaigns.

     - Extract and Schedule. After a campaign has been created, the user links each element of the campaign to VALEX Extract. The physical destination of the targeted list of customers and the information content to be delivered to the customer touchpoint are defined as Extracts. In the pictured campaign, the "Mail House" extract is formatted for the generation of personalized direct mail. "Sales Agents", "Call Center" and "Service Center" extracts directly feed the appropriate system for each touchpoint. The "Promotional History" extract creates a record for each customer or prospect included in the campaign with information about that individual's contact group, offer and channel. This record, stored in a history table in the data warehouse, is used to measure campaign effectiveness and drive future communications. Through VALEX Schedule, campaign execution can be highly automated, reducing or eliminating human intervention. For instance, VALEX Schedule could automatically generate a nightly list of the best potential contacts for a cross-sell campaign or a weekly list of new customers to receive a welcome package through the mail.

     - Metrics Repository. After executing a campaign, VALEX and Metrics Repository are used to analyze the campaign and refine it for the next cycle. Metrics Repository enables users to: (i) define campaign history tables, which update the data warehouse with information about customers or prospects selected in the campaign and capture information about each customer at the time they were contacted; (ii) establish test versus control groups to verify the incremental performance of a new message or segmentation technique; (iii) track each iteration of a campaign over time; (iv) define a "response" to a marketing action (e.g., a purchase of the offered product within two weeks of the start of the campaign); and
       (v) link responses to campaign promotions, providing the information foundation for measuring marketing effectiveness. Because the measurement needs of businesses vary widely, Metrics Repository is customized to meet the requirements of each individual business.

     VALEX Architecture. VALEX is an open enterprise software solution that can operate on a variety of platforms in a multi-tiered environment, thereby providing businesses maximum flexibility in the deployment of the software. For some smaller installations, both the database and the application server can be installed on one server with input from a separate client console. Larger installations may require a three-tiered environment, with separate client, data-warehouse and application servers. The software has been developed in Visual C++ and Java and is object oriented. Parallel operation of VALEX enables it to exploit database and hardware capabilities to operate in large database environments. VALEX supports many of the common relational databases in use today, and has been designed to generate structured query languages ("SQL") that leverage the unique capabilities of the relational database systems ("RDBMS") platforms.

     Designed to be flexible and scaleable, VALEX uses industry standard capabilities and interfaces, such as SQL, ODBC, COM, DCOM, MFC and CORBA, to integrate closely with data warehouse and CIS environments. The Company is also developing external interfaces to VALEX that will allow consultants, partners or customers to quickly and easily add their own functional extensions to the software while maintaining compatibility with future VALEX releases. The Company believes that VALEX represents the most comprehensive combination of functionality, scalability and openness in the marketplace today.

SERVICES

     The Company maintains its own integration services consulting group. The group delivers capabilities to VALEX customers that include data warehouse design and infrastructure development, business process design capabilities and all aspects of the CCM implementation. Key service offerings include:

  Consulting

     Process Design. A central part of the CCM solution is the design and customization of processes for customer optimization. This includes process templates in planning, campaign execution, measurement and continuous learning. The Company's Value Exchange Optimization ("VEO") methodology describes a process for businesses to allocate marketing investments based on the likely return of a particular marketing campaign or customer communication. Through VEO, businesses can make investments based on current and potential customer profitability and allocate resources to customers with high profit potential through more frequent and better targeted campaigns and differentiated service offerings. VEO utilizes the data generated by VALEX to track overall campaign performance as well as individual customer responses to campaigns. This allows a business to discern more readily which customers are most likely to respond to particular campaigns.

     VEO identifies gaps between the current and potential profitability of customers. Companies can then employ VALEX to execute strategies to reduce those gaps. Through VALEX and VEO, companies gain an understanding of the economics of customer relationships, measure customer value and provide incentives through campaigns that influence and optimize customer behavior.

     Metrics Repository. The Company's Metrics Repository offering is a custom application development project that enables a business to measure and visualize the impact of its investments across customers and campaigns. Measurement is accomplished through the CCM process steps, which require businesses to establish a consistent measurement baseline and adopt a process-driven view for managing and optimizing the value of its customer relationships. The Metrics Repository is typically implemented through integration of OLAP tools with the data warehouse and VALEX.

     VALEX Rapid Implementation. With VALEX Rapid Implementation, the Company implements the core VALEX components and integrates them with existing data warehouse environments within a matter of weeks through a structured, tightly-managed methodology. Rapid Implementation includes advising on campaign structures and customer management strategies, training the first series of users on VALEX and supporting and guiding users through the initial days of operation.

  Customer Support and Service

     The Company believes that superior customer support and service are critical to successful implementation of CCM and VALEX. The Company is committed to providing high-quality customer support and to maintaining a qualified customer support and service team. Ongoing customer support and service are provided on a 24-hour-a-day, 7-day-a-week basis.

  Training

     The Company offers complete training for its customers and partners. This training includes end-user interaction with VALEX, administration of VALEX and best practices in CCM.

  Maintenance and Product Upgrades

     The Company provides ongoing product support services under its license and maintenance agreements. Maintenance contracts are typically sold to customers for one-year terms commencing on the date of the initial VALEX license and may be renewed for additional periods. The Company also provides product updates to VALEX free of charge for customers with a maintenance agreement. Customers who do not purchase a maintenance agreement but would like to receive product updates must purchase them from the Company.

PRODUCT DEVELOPMENT

     The Company originally introduced VALEX in July 1996 and has subsequently made a number of product revisions and enhancements. The Company has adopted a strategy of continuously reevaluating the needs of customers and marketplace trends to develop new products. The Company's ongoing product development efforts are focused on:

     - Release 2.1-3.0 -- These releases of VALEX will include extensions to its existing functionality, a new component that links communications to changes in customer behavior and an improved interface with leading analytical applications.

     - Release 4.0 -- This release will include open interfaces to the VALEX objects that will allow partners and customers to extend the software directly, further broadening the base functionality of VALEX.

     - Adapting VALEX for Different Languages -- The Company is modifying VALEX to support multilingual databases and to permit translation into other languages.

     - Delivering a Local Campaign Management Capabilities -- This new module will enable satellite offices and remote users to design and execute independent campaigns while coordinating with the central marketing function.

     Each of these capabilities is expected to enter beta testing within the next 12 - 16 months. Subsequent improvements and extensions will include a more automated customer planning and forecasting capability and improved interfaces to customer touchpoint applications. There can be no assurance that the Company will not experience difficulties that could delay or prevent successful development, introduction and sales of these products or that its new products and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. See "Risk Factors -- Rapid Technological Change and New Products".

SALES AND MARKETING

     The Company markets its software and services through its direct sales force of 15 quota-carrying sales representatives and indirectly through re-sellers and co-marketers. As of December 31, 1998, the Company had sales offices in Boston, Denver, London, England and Sydney, Australia. The Company's sales force consists of teams made up of sales executives, managers and pre-sale engineers organized by vertical industry. The Company currently has sales teams focused on financial services and telecommunications and is currently evaluating adding sales teams for other vertical industries, which may include retail/catalog, utilities/energy and insurance.

     The Company currently has re-seller relationships with IBM, NCR and others, which grants these companies the right to re-market VALEX and utilize the Company's marketing materials. In addition, the Company has co-marketing arrangements with companies such as Compaq, Ernst & Young, KPMG Peat Marwick, PricewaterhouseCoopers, SAS Institute and Sun Microsystems to generate leads and participate in sales efforts. None of the agreements governing the re-seller or co-marketing relationships with these organizations includes any commitments on the part of these organizations to effect any minimum number of sales of VALEX, or to otherwise provide the Company with business. No assurances can be given that any revenue will be realized by the Company from any of these relationships.

CUSTOMERS

     The Company focuses on selling its CCM solution to leading businesses in targeted vertical industries. The Company also has made significant sales to other database-marketing intensive businesses that seek to develop customized marketing campaigns. Following are selected large customers in the financial services and telecommunications vertical markets, as well as certain customers from other industries.

FINANCIAL SERVICES            TELECOMMUNICATIONS            OTHER
------------------            ------------------            -----
First USA                     BC TELECOM                    Aid Association for
Fleet Bank                    British SKY Broadcasting      Lutherans
INVESCO Funds Group           NEXTEL                        Dutch Railways
KeyCorp                       Sprint                        Federal Express Corporation
Mellon Bank                   US WEST                       Guidepost
                                                            New England Business
                                                            Services

     In 1997, two customers each individually accounted for more than 10% of the Company's revenues. These customers were Acxiom and Fleet Bank. In 1998, only one customer, Acxiom, accounted for more than 10% of the Company's revenues. Acxiom is a re-seller of the Company's products and services, and revenues from Acxiom were comprised of sales to multiple end user businesses.

  Customer Case Studies:

     The following customer case studies represent the experiences of three of the Company's customers that have significant operating experience with the Company's products and that agreed to include information regarding their experiences in this Annual Report on Form 10-K.

  Federal Express Corporation, Memphis

     Federal Express over the last four years has re-engineered its database marketing process -- from marketing and campaign planning to customer segmentation, campaign execution, evaluation and refinement. VALEX has been instrumental in Federal Express' efforts to automate and accelerate its database marketing process.

     Federal Express reports the following accomplishments:

     - A dramatic time reduction in direct-marketing campaign cycles; and

     - A major improvement in "prospecting" campaigns.

     For its application of VALEX, Federal Express won both the 1997 "Best Data Warehouse Application" award from the Data Warehouse Institute and the 1997 "Excellence Award" from the National Center for Database Marketing.

  KeyCorp, Cleveland

     In 1996, KeyCorp implemented a customer-centric data warehouse in an IBM mainframe environment. KeyCorp began to develop sophisticated plans and concepts around managing customer relationships over their financial services life cycle, but found that the basic reporting and OLAP tools that were part of the data warehouse did not have the capability to translate their strategic plans into actual campaigns. As a result, KeyCorp's ability to execute campaigns was constrained by the need for programmers to custom-develop each campaign, an approach that is expensive, time-consuming and error-prone.

     The Company installed VALEX, enabling KeyCorp to access its data warehouse directly and more quickly and effectively than before. In addition, the Company provided CCM process optimization services to enable KeyCorp to implement a more efficient and targeted methodology for planning, executing and measuring campaigns.

     KeyCorp has reported increased campaign success rates due to automation of customer segmenting and campaign testing and modeling. Profitability has also increased due to better cross-selling and increased customer retention.

  U.S. West, Denver

     As a result of deregulation, U S West faces enormous marketing opportunities. In 1998, the company incepted a large-scale Customer Relationship Management initiative to improve communications with customers about its multiple product lines.

     The company installed Exchange Applications' VALEX in order to effectively and profitably up-sell and cross-sell its products and services. VALEX provides U S West's marketing staff with a fully-integrated view of all the U S West products and services a customer has.

     Currently, the software has been implemented in U S West's consumer group. By mid-1999, it will be deployed across the consumer, small business and wireless groups. U S West has reduced marketing cycle times significantly, and as VALEX is implemented in additional business units, the company expects to achieve increased customer acquisition and retention rates, improved ability to cross-sell and up-sell, and a decrease in mail base. U S West believes that his mix of cost savings and revenue generation should provide an impressive earnings impact.

COMPETITION

     The market for customer optimization software and related services is highly competitive. There can be no assurance that the Company will maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources. The Company's products and services are targeted at the emerging market for customer optimization software solutions. The Company's competitors are diverse in their orientation and history. The Company's current and potential competitors fall into the following categories: (i) database marketing vendors such as Acxiom, Experian (a division of Great Universal Stores), Harland and Harte-Hanks, which provide a combination of service bureau capabilities and proprietary software; (ii) small independent software companies that have created or are attempting to create offerings similar to the VALEX product; (iii) ERP and CIS vendors such as SAP, Baan, Oracle, Siebel and Vantive, that may have an interest in broadening their product lines to include applications with competitive functionality; and (iv) internal information technology departments that attempt to build their own systems.

     The principal competitive factors that favor the Company include: domain expertise and intellectual property in customer optimization process management; reputation of the Company and its employees and products; the number of installed customers using the VALEX product; open and flexible architecture; strong marketing automation and campaign management functionality; and speed and ease of implementation and use. However, there can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors -- Competition".

PROPRIETARY RIGHTS AND LICENSES

     The Company relies primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary rights. In addition, the Company generally licenses VALEX to end users in object code (machine readable) format, and the Company's license agreements generally allow the use of VALEX solely by the customer for internal purposes without the right to sublicense or transfer VALEX. However, certain customers have required the Company to maintain a source code escrow account with a third-party software escrow agent, and a failure by the Company to perform its obligations under the related license and maintenance agreements or the insolvency of the Company could conceivably cause the release of the Company's source code to such customers for certain limited purposes. The Company believes that the foregoing measures afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy is a viable risk. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. Furthermore, there can be no assurance that the Company's competitors will not independently develop technology similar to that of the Company. The Company may increasingly be subject to claims of intellectual property infringement as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Although the Company is not aware that any of its products infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, might not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition. See "Risk Factors -- Intellectual Property Rights; Use of Licensed Technology".

     The Company has in the past and may in the future resell certain software, which it licenses from third parties. There can be no assurance that these third party software licenses will continue to be available to the Company on commercially reasonable terms. The loss of or inability to maintain or obtain any of these software licenses could result in delays or reductions in product shipments until equivalent software could be identified, licensed and integrated, which could adversely affect the Company's business, operating results and financial condition.

EMPLOYEES

     As of December 31, 1998, the Company had 157 full-time employees, including 44 primarily engaged in research and development and 38 in sales and marketing. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees is represented by collective bargaining units and the Company, to date, has not experienced a work stoppage. The Company believes that its employee relations are good.

DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below is certain information concerning the directors and executive officers of Company.

NAME                                   AGE   POSITION(s)
----                                   ---   -----------
Andrew J. Frawley....................  36    Chairman of the Board, President, Chief Executive Officer
                                             and Director
John G. O'Brien......................  47    Vice President, Chief Financial Officer, Treasurer and
                                             Secretary
David G. McFarlane...................  35    Chief Operating Officer
David L. Fitzgerald..................  43    Vice President, North American Sales and Alliances
F. Daniel Haley......................  43    Vice President, Growth and Emerging Markets
Michael D. McGonagle.................  46    Chief Technology Officer
Patrick A. McHugh....................  35    Vice President, Marketing
N. Wayne Townsend....................  35    Vice President, Financial Services Solutions
Stewart I.J. Vassie..................  38    Vice President, European Operations
Ramanan Raghavendran.................  30    Director
Jeffrey Horing.......................  35    Director
Dean F. Goodermote...................  45    Director

     Mr. Frawley founded the Company in November 1994 and has served as its President and Chief Executive Officer since its incorporation in November 1996. Mr. Frawley was elected Chairman of the Board of Directors of the Company in January 1998. From July 1993 until founding the Company, Mr. Frawley served as a principal of Grant & Partners Limited Partnership, a management consulting company. From May 1989 to July 1993, Mr. Frawley held various positions at MarketPulse, a subsidiary of Praxis International Inc. and developer and provider of database marketing products, including serving as Vice President of North American Operations. Mr. Frawley holds a B.S. in accounting from the University of Maine and an M.B.A. from Babson College. Mr. Frawley has more than 10 years of experience in the high technology industry.

     Mr. O'Brien joined the Company in September 1997 as Vice President, Chief Financial Officer and Secretary and was elected Treasurer of the Company in July 1998. From November 1996 to April 1997, Mr. O'Brien served as Vice President, Finance and Chief Financial Officer of Advanced Modular Solutions, a computer hardware manufacturing company. From August 1993 to November 1996, Mr. O'Brien served as Corporate Controller of Avid Technology, Inc., a computerized film editing system manufacturing company. From February 1991 to August 1993, Mr. O'Brien served as Assistant Corporate Controller at Wang Laboratories, Inc., a computer hardware and office automation system manufacturing company. Mr. O'Brien is a C.P.A., holds a B.S. in accounting from Northeastern University, and an M.B.A. from the Wharton School of the University of Pennsylvania. Mr. O'Brien has more than 17 years of experience in the high technology industry. As part of the settlement of Mr. O'Brien's divorce proceeding in January 1998, Mr. O'Brien voluntarily filed a bankruptcy petition under Chapter 13 of the federal bankruptcy code. The Company does not believe that the filing of such petition or the related circumstances reflects on Mr. O'Brien's ability or integrity as an executive officer of the Company.

     Mr. McFarlane joined the Company in June 1997 as Executive Vice President, Worldwide Sales and Services and was promoted to Chief Operating Officer in December 1998. From January 1988 until joining the Company, Mr. McFarlane held various positions at Project Software & Development, Inc., a publicly traded software company that develops and markets high value capital asset software for processing plants and production equipment, most recently serving as Vice President, International and Alliances. Mr. McFarlane holds a B.Sc. in electrical engineering and a Masters degree in electrical engineering from the University of Bath in the U.K. Mr. McFarlane has more than 10 years of experience in the high technology industry.

     Mr. Fitzgerald joined the Company in July 1998 as Vice President, North American Sales and Alliances. From June 1996 until holds a B.Sc. in electrical engineering and a Masters degree in electrical engineering from the University of Bath in the U.K. Mr. McFarlane has more than 10 years of experience in the high technology industry.

     Mr. Fitzgerald joined the Company in July 1998 as Vice President, North American Sales and Alliances. From June 1996 until joining the Company, Mr. Fitzgerald was the Group Vice President, Eastern Region of The Vantive Corporation, an application software company. From April 1995 to April 1996, Mr. Fitzgerald served as Vice President of Sales of Salesoft, Inc., a start-up company specializing in sales force automation software. From March 1991 to April 1995, Mr. Fitzgerald served as President of PowerCurve Corporation, a company which he founded that specializes in systems integration and ERP implementation services. Mr. Fitzgerald holds a B.S. in engineering from the University of Massachusetts. Mr. Fitzgerald has more than 15 years of experience in the high technology industry.

     Mr. Haley joined the Company in November 1998 as Vice President, Growth and Emerging Markets. From October 1997 until joining the Company, Mr. Haley was the President and Chief Executive Officer of FDH Associates Consulting Group Inc., a private consulting firm. From February 1995 to October 1997, Mr. Haley was the President and Chief Executive Officer of Precise Software Ltd., a computer software company. From May 1989 to February 1995, Mr. Haley was a general partner of Advent International Corp., a venture capital firm. Mr. Haley holds a B.S. in Industrial Relations from the University of Massachusetts and an M.B.A. from the University of Denver. Mr. Haley has more than 20 years of experience in the high technology industry.

     Mr. McGonagle joined the Company upon its founding in November 1994 and served as Vice President, Product Development from its incorporation in November 1996 until December 1998 when he was promoted to Chief Technology Officer. From November 1993 until joining the Company, he was Vice President, Research and Development at MarketPulse. From August 1991 to November 1993, he served as Director of Client-Server Development at Praxis International Inc. Mr. McGonagle holds a B.A. in mathematics from the University of Massachusetts (Lowell) and a Masters degree in mathematics from Brown University. Mr. McGonagle has more than 20 years of experience in the high technology industry.

     Mr. McHugh joined the Company in February 1996 and has served as Vice President, Marketing since March 1998. Mr. McHugh served in various other capacities with the Company between February 1996 and March 1998, including serving as Vice President, Sales and Vice President, Marketing. From June 1995 until joining the Company, Mr. McHugh was the Eastern Region Manager of Stanford Technology Group, a software development company. From October 1994 to June 1995 he was Northeast Regional Manager of Siemens Nixdorf, a computer systems manufacturing company, and from October 1993 to October 1994 he was Northeast Regional Manager of Kendall Square Research, a computer systems manufacturing company. Mr. McHugh holds a B.S. in marketing and a B.S. in finance from Northeastern University. Mr. McHugh has more than 10 years of experience in the high technology industry.

     Mr. Townsend joined the Company in April 1996 as Vice President, Integration Services and was appointed to the position of Vice President, Financial Services Solutions in December 1998. From April 1994 until joining the Company, Mr. Townsend was a Project Director at Epsilon, a database marketing services company. From May 1990 to April 1994, he was a consultant at Andersen Consulting, a management consulting company. Mr. Townsend holds a B.S. in mechanical engineering from the Massachusetts Institute of Technology and an M.S. in mechanical engineering from the University of Dayton. Mr. Townsend has more than 10 years of experience in the systems integration industry.

     Mr. Vassie joined the Company in May 1997 and has served as Vice President, European Operations since November 1998. Mr. Vassie served in various other capacities with the Company between May 1997 and November 1998, including General Manager, Europe, Middle East and Africa Operations and Sales Manager, UK Operations. From June 1996 to December 1996, Mr. Vassie was the UK General Manager of Magna Software Ltd., an application development software company. From May 1995 to April 1996, Mr. Vassie was the Sales and Marketing Director of USoft UK Ltd., an application development software company. From April 1992 to April 1995, Mr. Vassie was the UK Major Accounts Sales Executive of Compuware, Inc., an application development software company. Mr. Vassie has more than 20 years of experience in the software engineering and high technology industry.

     Mr. Raghavendran has served as a Director of the Company since March 1997. Mr. Raghavendran has served as a member of Insight Venture Associates, LLC and Insight Venture Associates II, LLC, a private equity investment firm, since January 1997. From 1992 to 1996, Mr. Raghavendran was employed at General Atlantic Partners, an investment firm. Mr. Raghavendran also serves on the boards of directors of several privately held companies.

     Mr. Horing has served as a Director of the Company since March 1997. Mr. Horing has served as a managing member of Insight Venture Associates, LLC and Insight Venture Associates II, LLC, a private equity investment firm, since January 1995. From 1990 to 1994, Mr. Horing was employed at E.M. Warburg Pincus, an investment firm. Mr. Horing also serves on the boards of directors of several privately held companies.

     Mr. Goodermote has been a Director of the Company since January 1998. Mr. Goodermote has been the President and Chief Executive Officer of Process Software Corporation, a software development company, since August 1996. From August 1986 to February 1997, Mr. Goodermote held various positions at Project Software and Development, Inc., including President and Chief Operating Officer and most recently as Chairman of the Board of Directors. Mr. Goodermote is a director of First International Bank, N.A., a wholly owned subsidiary of First International Bancorp, Inc., and is also on the board of directors of several privately held software companies.

HISTORICAL BACKGROUND OF THE COMPANY

     The Company commenced operations in 1994 and was incorporated in Delaware on November 7, 1996. Prior to November 15, 1996, the Company operated as a division of two entities, Grant & Partners, Inc. ("GPI") and Grant & Partners Limited Partnership ("GPLP"). GPI was incorporated in June 1993 and was primarily engaged in providing management consulting services. In November 1994, GPI segregated its operations into two business segments: a management consulting practice and a software applications development practice and designated management and financial resources to the development of VALEX. On March 28, 1995, GPI entered into a limited partnership agreement with Cyrk, Inc. ("Cyrk") to form GPLP to provide marketing and customer management services for companies in a wide range of industries including retailing, transportation, banking and manufacturing. GPI, as the general partner of GPLP, contributed all of its assets and liabilities to GPLP for a 50% limited partnership interest. Cyrk purchased the remaining 50% limited partnership interest in GPLP. GPLP operated as two separate divisions: (i) the Exchange Applications division, which focused on marketing program design and execution, customer database construction and software application development; and (ii) the Exchange Partners division, which focused on providing a variety of management consulting services for marketing organizations.

     On November 15, 1996, the Company and GPLP entered into an assignment and assumption agreement whereby GPLP sold the Exchange Applications division to the Company in exchange for 2,300,000 shares of preferred stock of the Company. In addition, the Company issued 2,484,375 shares of common stock to certain employees. The Preferred Stock held by GPLP contained voting rights equal to two votes for each share of common stock into which the preferred stock would convert. As a result, GPLP held approximately 70% of the voting rights of the Company.

     The consolidated financial statements prior to November 15, 1996 represent the financial results of the Exchange Applications division as included in the consolidated financial statements of GPI from January 1, 1995 to March 27, 1995 and of GPLP from March 28, 1995 to November 14, 1996.

     Unless the context otherwise requires, references herein to the "Company" refer to Exchange Applications Inc., a Delaware corporation, and its wholly owned subsidiaries. Exchange Applications, Ltd. was incorporated in July 1997 in the United Kingdom and Exchange Applications, Pty. was incorporated in April 1998 in Sydney, Australia. In addition, the Company created Exchange Applications Securities Corporation, a Massachusetts corporation, on December 24, 1998.

ITEM 2.  PROPERTIES

     The Company's primary offices are located in approximately 40,000 square feet in Boston, Massachusetts pursuant to a lease expiring in June 1, 2003. The Company also leases space for its sales offices in Denver, Colorado, London, England and Sydney, Australia. In addition, the Company has entered into an agreement to lease an additional 7,000 square feet of office space in Boston, Massachusetts, commencing March 1999.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Annual Report on Form 10-K, the Company is not a party to any legal proceedings which, if decided adversely to the Company, in management's opinion would have a material adverse effect on the Company's results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Market for Common Stock

     The Company effected its initial public offering on December 9, 1998 at a price of $11.00 per share. Since that date, the Company's Common Stock has traded on the Nasdaq National Market under the symbol EXAP. The high and low sales prices for the Company's common stock for the period from December 9, 1998 through December 31, 1998 was $22.88 and $13.00, respectively.

  Holders of Record

     As of December 31, 1998 there were 80 holders of record of the Company's common stock.

  Dividends

     The Company has never declared or paid any cash dividends on its capital stock and does not intend to pay any cash dividends on its Common Stock in the foreseeable future. Future dividends, if any, will be determined by the Board of Directors. The Company's revolving note agreement prohibits the payment of any cash dividends on its Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following historical selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. The selected consolidated financial data set forth below for each of the fiscal years ended December 31, 1996, 1997 and 1998 are derived from the audited financial statements of the Company, which are included in Item 8 of this Annual Report on Form 10-K. The selected consolidated financial data for the year ended December 31, 1995 are derived from the audited consolidated financial statements of the Company, which are not included in this Annual Report on Form 10-K. The selected consolidated financial data for the period from inception (November 1, 1994) through December 31, 1994 are derived from the unaudited consolidated financial statements of the Company, which are not included in this Annual Report on Form 10-K. The unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report on Form 10-K.

                                                           PERIOD FROM
                                                            INCEPTION
                                                          (NOVEMBER 1,
                                                          1994) THROUGH            YEAR ENDED DECEMBER 31,
                                                          DECEMBER 31,     ----------------------------------------
                                                             1994(1)       1995(1)    1996(1)     1997       1998
                                                          -------------    -------    -------    -------    -------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Software license fees.................................      $ --         $   --     $1,500     $ 5,765    $14,357
  Services and maintenance..............................        --          1,693      4,534       6,904     10,419
                                                              ----         ------     -------    -------    -------
        Total revenues..................................        --          1,693      6,034      12,669     24,776
Cost of revenues:
  Software license fees.................................        --             --        890       1,707        185
  Services and maintenance..............................        --          1,012      3,205       5,227      6,836
                                                              ----         ------     -------    -------    -------
        Total cost of revenues..........................        --          1,012      4,095       6,934      7,021
                                                              ----         ------     -------    -------    -------
Gross profit............................................        --            681      1,939       5,735     17,755
Operating expenses:
  Sales and marketing...................................        --            128      1,007       3,602      9,828
  Research and development..............................        --            708      1,325       2,599      5,813
  General and administrative............................         7            352      1,018       2,172      3,080
                                                              ----         ------     -------    -------    -------
        Total operating expenses........................         7          1,188      3,350       8,373     18,721
                                                              ----         ------     -------    -------    -------
Loss from operations....................................        (7)          (507)    (1,411)     (2,638)      (966)
Interest income (expense), net..........................        --            (47)      (195)         25        101
                                                              ----         ------     -------    -------    -------
Loss before provision for income taxes..................        (7)          (554)    (1,606)     (2,613)      (865)
Provision for income taxes..............................        --             --         --          --        111
                                                              ----         ------     -------    -------    -------
Net loss................................................        (7)          (554)    (1,606)     (2,613)      (976)
Accretion of discount and dividends on preferred
  stock.................................................        --             --         --        (684)      (180)
                                                              ----         ------     -------    -------    -------
Net loss applicable to common stockholders..............      $ (7)        $ (554)    $(1,606)   $(3,297)   $(1,156)
                                                              ====         ======     =======    =======    =======
Basic and diluted net loss per share applicable to
  common stockholders...................................                              $(10.35)   $ (1.13)   $ (0.30)
                                                                                      =======    =======    =======
Basic and diluted weighted average common shares
  outstanding...........................................                                 155       2,920      3,812
                                                                                      =======    =======    =======
Pro forma basic and diluted net loss per share(2)(3)....                                         $ (0.48)   $ (0.13)
                                                                                                 =======    =======
Pro forma basic and diluted weighted average common
  shares outstanding(2)(3)..............................                                           5,391      7,592
                                                                                                 =======    =======

                                                                              AS OF DECEMBER 31,
                                                              --------------------------------------------------
                                                              1994(1)    1995(1)     1996       1997      1998
                                                              -------    -------    -------    ------    -------
                                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, and marketable securities...........   $  --     $  500     $   361    $5,273    $20,667
Working capital (deficit)...................................    (120)    (1,224)       (853)    5,047     21,544
Total assets................................................     113      2,514       4,189    11,400     31,791
Long-term debt, net of current portion......................      --         38       2,268       237        145
Redeemable preferred stock..................................      --         --          --     7,088         --
Stockholders' equity (deficit)..............................      (7)      (560)     (1,295)     (728)    24,191

---------------

(1) The Consolidated Balance Sheet Data as of December 31, 1994 and 1995 and consolidated statement of operations data for the period from inception to December 31, 1994, and for the years ended December 31, 1995 and 1996 include the operations of the Company on a carve-out basis prior to November 15, 1996. During this period, the Company operated as a separate and substantially independent division of Grant & Partners, Inc. and Grant & Partners Limited Partnership, and focused on developing VALEX and providing integration and consulting services. See "Historical Background of the Company" and Note 1 of Notes to Consolidated Financial Statements.

(2) Gives effect, as of the issuance date, to the reclassification of Series A Preferred Stock to $3,269,000 of additional paid-in capital, the conversion of all outstanding shares of the Series B Convertible Preferred Stock, at a redemption value of $4,000,000, into 2,555,556 shares of Common Stock, and the conversion of all outstanding shares of Series C Convertible Preferred Stock, at $.001 par value per share, into 1,223,954 shares of Common Stock that occurred upon the closing of the Company's initial public stock offering on December 14, 1998.

(3) Computed on the basis described in Note 2(c) of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

OVERVIEW

     The Company is a leading provider of open, enterprise customer optimization software and solutions that are designed to enable businesses to maximize profitability and revenue growth from new and existing customers through marketing automation and enterprise-wide customer management. The Company's Continuous Customer Management ("CCM") offering is principally comprised of VALEX, the Company's open enterprise software application, and the Company's proprietary consulting and integration services.

     The Company was incorporated in November 1996. Prior to incorporation, the Company operated as a separate division of two entities, Grant & Partners, Inc. ("GPI") and Grant & Partners Limited Partnership ("GPLP"). See Note 1 to Notes to Consolidated Financial Statements. The Company's activities during its early stages of operation focused on the development of software solutions to provide CCM support to businesses. In 1995, the Company began providing professional services in the areas of marketing program design and execution and data warehousing. In March 1997, the Company ceased providing marketing program design services. The Company's development efforts culminated in the introduction to the market in July 1996 of VALEX, the Company's marketing automation software product. Since the introduction of VALEX, the Company has continued to focus significant resources on the development of additional functionality and features of the VALEX software. The Company also has continued to expand its marketing activities, build the Exchange Applications identity, develop the competencies of the professional services group, build international sales and distribution channels and develop its general and administrative infrastructure. The Company has shifted its primary business focus from providing services to selling software products. However, the Company believes that continuing to provide superior professional services will be critical to maximizing its opportunities for future revenues.

     The financial results of the Company while it operated as a separate division of GPI and GPLP for the period from inception (November 1, 1994) to November 14, 1996 have been included on a carve-out basis in the Company's Consolidated Financial Statements.

     The Company generates revenue from software licenses, professional service arrangements and software maintenance agreements. The Company recognizes software license fee revenues upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If acceptance of the software by the licensee is required, revenues are only recognized upon satisfaction of the foregoing conditions and acceptance of the software. Revenues from professional service arrangements are recognized on either a time and materials or percentage-of-completion basis as the services are performed, provided that amounts due from customers are fixed or determinable and deemed collectible by management. Revenues related to software maintenance agreements are recognized ratably over the term of the maintenance period. Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue or as customer deposits.

     Pricing for a VALEX software license is based on the number of customer records included in a business' data warehouse and certain other factors, including the number of users of the software. Professional services are generally priced on a time and materials or fixed-fee basis. Annual maintenance, which is typically purchased in conjunction with the licensing of VALEX, is a separate component that is offered for a fee generally equal to 20% of the license fee at the time of execution of the maintenance contract and upon each renewal. Maintenance contracts typically include telephone support and rights to unspecified product updates and maintenance releases. The Company recommends that its customers enter into and renew their maintenance contracts and, to date, all customers have done so. As the Company continues to develop additional features and enhanced functionality in unspecified future product updates, the Company believes that most of its customers will continue to renew their maintenance contracts. As the Company effects more sales of its software products through its re-seller relationships, the Company plans to have the re-sellers provide certain of the consulting and maintenance services associated with these sales. By using the services resources of the re-sellers, the Company plans to allocate its own professional services resources to direct-sale customers, to the projects that require unique expertise or familiarity with the VALEX product and to other profitable opportunities.

     Licenses originate principally from the Company's direct sales force. Sales and marketing personnel from indirect sales channels, including re-sellers and co-marketers, provide the Company with valuable introductions to potential customers, work with the Company's sales force to complete sales and, in some cases, effect sales of the Company's products virtually independently. The Company expects that a significant portion of its revenues over the next several quarters will be made with some participation from one or more of the Company's re-sellers or co-marketers.

     Because the Company has only recently begun to sell its products, period-to-period comparisons of its operating results are not meaningful. Although the Company has experienced significant revenue growth recently, there can be no assurance that such growth rates are sustainable and they should not be relied upon as predictive of future performance. In addition, the timing of license revenues is difficult to predict because of the length and variability of the Company's sales cycle. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly in new and rapidly evolving markets. There can be no assurance that the Company will be successful in addressing such risks and difficulties or that it will achieve profitability. See "Risk Factors -- Limited Operating History; History of Losses".

RECENT ACCOUNTING PRONOUNCEMENT

     SOP 97-2, "Software Revenue Recognition", was issued in October 1997 and supercedes the guidance of SOP 91-1 for recognizing revenue from software arrangements. The Company adopted the provisions of SOP 97-2 for the year ended December 31, 1997, and the Company believes its revenue recognition policies and practices comply with the requirements of SOP 97-2. However, SOP 97-2 includes restrictive provisions regarding specific terms of software arrangements which, if present, require deferral of revenue recognition beyond the point of delivery of the software. Future competitive conditions could necessitate changes in the Company's business practices and the contract terms of its software arrangements. Such changes might require deferral of revenue recognition, which could materially adversely affect periodic operating results.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items from the Company's Consolidated Statements of Operations.

                                                       YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                      1996      1997      1998
                                                      -----     -----     -----
Revenues:
     Software license fees..........................   24.9%     45.5%     57.9%
     Services and maintenance.......................   75.1      54.5      42.1
                                                      -----     -----     -----
          Total revenues............................  100.0     100.0     100.0
  Cost of revenues:
     Software license fees..........................   14.8      13.5       0.7
     Services and maintenance.......................   53.1      41.2      27.6
                                                      -----     -----     -----
          Total cost of revenues....................   67.9      54.7      28.3
                                                      -----     -----     -----
  Gross margin......................................   32.1      45.3      71.7
  Operating expenses:
     Sales and marketing............................   16.7      28.5      39.7
     Research and development.......................   21.9      20.5      23.5
     General and administrative.....................   16.9      17.1      12.4
                                                      -----     -----     -----
          Total operating expenses..................   55.5      66.1      75.6
                                                      -----     -----     -----
  Loss from operations..............................  (23.4)    (20.8)     (3.9)
  Interest income (expense), net....................   (3.2)      0.2       0.4
                                                      -----     -----     -----
  Loss before provision for income..................  (26.6)    (20.6)     (3.5)
                                                      -----     -----     -----
  Provision for income taxes........................     --        --      (0.4)
                                                      -----     -----     -----
  Net loss..........................................  (26.6)%   (20.6)%    (3.9)%
                                                      =====     =====     =====

YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

  Revenues

     The Company's total revenues increased 110% from $6.0 million in 1996 to $12.7 million in 1997 as the Company sold its products and services to a greater number of customers and expanded its business outside North America. The Company's total revenues in 1998 increased 96% over 1997 amounts to $24.8 million. A number of factors contributed to the increase in total revenues in 1998, including an increase in the Company's sales force, sales resulting from the establishment of key strategic re-seller and co-marketing relationships in late 1997 and the first six months of 1998, increased international sales resulting from the opening of a U.K. sales office during July 1997 and an Australia sales office in April 1998 and the growing contribution of maintenance revenues from the larger installed base of the Company's products.

     Software license fee revenues increased 284% from $1.5 million, or 24.9% of total revenues, in 1996 to $5.8 million, or 45.5% of total revenues, in 1997. The increase in software license fee revenues from 1996 to 1997, both in absolute dollars and as a percentage of total revenues, reflected increased market awareness and acceptance of the Company's VALEX product, which was released in July 1996; $2.6 million in incremental software license fee revenues from strategic re-seller relationships; $1.0 million in incremental software license fee revenues from direct sales to customers in North America; and $598,000 in incremental software license fee revenues from direct sales to customers outside North America. From 1997 to 1998, software license fee revenues grew 149% to $14.4 million or 57.9% of total revenue. This growth was primarily a result of the expansion of the company's software license revenues from direct sales to customers both inside and outside of North America. Software license fee revenues from direct sales to customers outside of North America accounted were $3.1 million in 1998 as compared to $598,000 in 1997. Software license fee revenues from direct sales to customers inside North America were $7.2 million in 1998 versus $2.4 million in 1997. In addition, the company had $949,000 in incremental software license fee revenues from strategic re-seller relationships in 1998.

     Services and maintenance revenues increased 52% from $4.5 million, or 75.1% of total revenues in 1996 to $6.9 million, or 54.5% of total revenues, in 1997. From 1997 to 1998, services and maintenance revenues increased an additional 51% to $10.4 million, or 42.1% of total revenues. The increase in services and maintenance revenues from 1996 to 1997 was primarily due to $1.7 million in incremental professional services revenues and an incremental $627,000 in maintenance revenues. The growth of services and maintenance revenues from 1997 to 1998 resulted from $1.8 million in incremental professional services revenues associated with the growing sales of the Company's software products and increased training revenues, and $1.7 million in incremental maintenance revenues from the larger installed base of software license customers. The decrease in services and maintenance revenues as a percentage of total revenues was primarily attributable to increased software license fee revenues resulting from market acceptance of VALEX and increases in sales of VALEX by re-sellers and co-marketers that provided certain of the related services. The Company expects services and maintenance revenues to remain the same, or decrease slightly, as a percentage of total revenues as the parties with whom the Company has undertaken re-seller and co-marketing relationships perform more of the professional services associated with the Company's software licenses sold through these channels. However, the Company expects services and maintenance revenues to increase in absolute dollars as the installed base of the Company's products continues to increase.

     In 1998, the Company's top five customers accounted for 31.0% of total revenues, while the Company's three largest customers accounted for 13.1 %, 5.4 % and 4.4%, respectively, of the Company's total revenues during this same period. The recent growth in the Company's revenue and the broadening of its customer base has resulted in a decrease in the concentration of revenues from its top customers. In 1997, the Company's top five customers accounted for 74.9% of total revenues, while the Company's three largest customers accounted for 33.0%, 23.1% and 7.6%, respectively, of total revenues during this same period. In 1997 and 1998, revenues from the largest customer were comprised of sales through a single re-seller to multiple end-user businesses. In 1996, the Company's top five customers accounted for 57.7% of total revenues, while the Company's three largest customers accounted for 20.5%, 10.7% and 10.2%, respectively, of the Company's total revenues during this same period. In 1996, the Company's revenues consisted primarily of the sale and delivery of the Company's professional services in the area of customer optimization and data warehousing.

  Cost of Revenues

     Total cost of revenues consists of costs associated with software license fees and costs associated with services and maintenance. Total cost of revenues as a percentage of total revenues declined from 67.9% in 1996, to 54.7% in 1997 and 28.3% in 1998. The decline in the total cost of revenues as a percentage of total revenues from 1996 to 1997 reflected the increasing contribution of higher-margin software license sales of VALEX, which was first shipped in July 1996. The Company's capitalized software development costs were fully amortized as of December 31, 1997, thereby accounting for the significant decrease in cost of revenues as a percentage of revenues from 1997 to 1998.

     Cost of software license fees in 1998 consists primarily of royalty payments made to third parties for licensed intellectual property included in the Company's VALEX product, and costs associated with software packaging and distribution. Cost of software license fees in 1996 and 1997 also included amortization of software development costs capitalized under Statement of Financial Accounting Standards No. 86 ("SFAS 86"). Cost of software license fees as a percentage of total revenues decreased from 14.8% in 1996 to 13.3% in 1997 and 0.7% in 1998. Cost of software license fees as a percentage of software license fee revenues decreased from 59.3% in 1996 to 29.6% in 1997 and 1.3% in 1998. The decrease from 1996 to 1997 was due primarily to increased software license sales volume in 1997. This increase offset the incremental $499,000 of amortization of capitalized software development costs in 1997 versus 1996, as well as the incremental $342,000 in royalties paid to a third party for intellectual property included in VALEX. The decrease from 1997 to 1998 was due to the full amortization of all capitalized software development costs as of December 31, 1997 as well as the fact that the Company's primary royalty obligation for licensed intellectual property, which required the Company to pay royalties to a third party on the first $10 million of revenues from VALEX sales, was fully paid during the second quarter of 1998. The Company incurred an incremental $370,000 in royalties to this third party in 1997 versus 1998. No further royalties will be paid to this third party and other royalty obligations in 1998 were not material to the Company's financial results. If the effect of SFAS 86 amortization and royalties for licensed intellectual property were not included, gross margin on software license fee revenues would have been 95.7%, 99.3%, and 99.3% for 1996, 1997 and 1998, respectively. With the balance of capitalized software development costs fully amortized at the end of 1997 and the primary royalty obligations for licensed intellectual property fully paid as of the second quarter of 1998, the cost of software license fee revenues in the second half of 1998 consisted principally of the cost of the software media and other incidental costs. As the Company adds additional components to its software products, the Company may choose to license software from third parties. The cost of such licenses may increase the cost of software license fees.

     Cost of services and maintenance consists primarily of personnel, facility and system costs incurred in providing professional consulting services, training, and customer support services. Cost of services and maintenance revenues as a percentage of total revenues was 53.1%, 41.2% and 27.6% in 1996, 1997, and 1998, respectively. The decrease was a result of the increased contribution of the software license fee revenues from 1996 to 1998. Cost of services and maintenance as a percentage of services and maintenance revenues was 70.7%, 75.7%, and 65.6% in 1996, 1997, and 1998, respectively. The increasing cost from 1996 to 1997 was due to the costs of building a service organization infrastructure and the increased use, at higher cost, of subcontracted labor on certain engagements. The decrease in cost of services and maintenance as a percentage of services and maintenance revenue from 1997 to 1998 was attributable primarily to the increased contribution of higher margin maintenance revenues from the Company's increased installed base of VALEX customers. As the Company effects more sales of its software products through its re-seller relationships, the Company plans to have the re-sellers provide certain of the consulting and maintenance services associated with these sales. By using the services resources of the re-sellers, the Company plans to allocate its own professional services resources to direct-sale customers, to the projects that require unique expertise or familiarity with the VALEX product and to other more profitable opportunities. Due to this fact, as well as the continued increase in contribution from higher margin maintenance revenues, the Company expects cost of services and maintenance to decrease slightly as a percentage of both total revenues and service and maintenance revenues in the foreseeable future.

     Overall gross margin increased from 32.1% in 1996 to 45.3% in 1997 and 71.7% in 1998. The increase in overall gross margin from 1996 to 1997 was primarily due to the contribution of higher-margin software license fees, which increased from 24.9% of total revenues in 1996 to 45.5% in 1997. The increase in overall gross margin from 1997 to 1998 was primarily due to the continued growth in software license fees as a percentage of total revenue, the completion of the amortization of the Company's capitalized software balance in 1997, and the full payment of the Company's primary royalty obligation in the second quarter of 1998.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries for sales and marketing personnel, commissions, travel and promotional expenses. Sales and marketing expenses were $1.0 million, $3.6 million, and $9.8 million representing 16.7%, 28.5%, and 39.7% of total revenues, in 1996, 1997 and 1998, respectively. These increases were due primarily to the increase in the Company's sales and marketing personnel and overall infrastructure to support VALEX and expand internationally. The Company's international expansion included the opening of its first international sales office in the U.K. in July 1997 and its second office in Sydney, Australia in April 1998. The number of the employees in the Company directly involved in the sales and marketing effort has increased from 6 in 1996 to 28 in 1997 and 38 in 1998. While the Company expects sales and marketing expenses to continue to grow in absolute dollars, the Company expects these expenses to remain the same or decrease slightly as a percentage of total revenues due to increased contribution from its indirect sales channels.

     Research and Development. Research and development expenses consist primarily of employee salary and benefits, consultant costs, and equipment and purchased software depreciation costs associated with new product development, enhancement of existing products and quality assurance activities. Research and development expenses increased from $1.3 million, to $2.6 million, and $5.8 million representing 21.9%, 20.5%, and 23.5% of total revenues, in 1996, 1997 and 1998, respectively. This increase reflects the hiring of 10 additional employees in 1997 and 21 additional employees in 1998 and additional investments in the Company's VALEX product. Software development costs have been expensed as incurred since July 1996 when the Company shipped the initial general release of VALEX. Since that date, software development costs have been primarily related to product enhancements and product maintenance. The Company anticipates that annual research and development expenses will increase in absolute dollars but decrease on a percentage basis as the Company continues to commit substantial resources to enhancing existing product functionality and to developing new products.

     General and Administrative. General and administrative expenses consist primarily of salaries and related costs, outside professional fees, provision for bad debts, and equipment and software depreciation costs associated with the finance, legal, human resources, information systems, and administrative functions of the Company. General and administrative expenses were $1.0 million, $2.2 million, and $3.1 million representing 16.9%, 17.1%, and 12.4% of total revenues, in 1996, 1997 and 1998, respectively. Expenses increased in absolute dollars and as a percentage of revenues from 1996 to 1997 as the Company added finance, management information services, and human resources personnel at a faster rate than revenue growth in order to support the anticipated Company growth in 1998. From 1997 to 1998 expenses increased in absolute dollars as the Company's administrative departments grew from 10 employees in 1997 to 20 employees in 1998, but declined as a percentage of total revenues, due primarily to economies of scale. In addition, the Company recognized $191,000 of incremental option-related non-cash compensation expense in the 1998 versus 1997. The Company expects general and administrative expenses to continue to grow in absolute dollars but to decrease on a percentage basis as the Company implements additional management information systems, continues its international expansion and incurs costs incident to being a publicly-held company.

  Interest Income (Expense), Net

     The Company reported net interest income of $25,000 in 1997 versus net interest expense of $195,000 in 1996 as a result of the elimination of the related party demand notes payable concurrent with the March 1997 venture capital financing transaction, as well as the related interest income generated from the proceeds of the March 1997 and December 1997 financing transactions. Net interest income increased to $101,000 in 1998 as the Company earned interest on increased customer cash payments as well as an incremental $37,000 of interest on the proceeds from the Company's initial public offering in December 1998.

  Provision for Income Taxes

     The Company recorded a provision for foreign income taxes for net operating profits earned by its United Kingdom subsidiary in 1998. No provision for federal or state income taxes has been recorded to date as the Company incurred net operating losses for all periods presented. The Company has recorded a full valuation allowance against the deferred tax asset generated as a result of these net operating loss carryforwards in the United States, as the Company currently believes it is more likely than not that these assets will not be realized.

SELECTED QUARTERLY RESULTS OF OPERATIONS

     The following tables present unaudited quarterly consolidated statement of operations data for each quarter in the eight quarters ended December 31, 1998, as well as such data expressed as a percentage of the Company's total revenues for the periods indicated. This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information. The Company believes quarter-to-quarter comparisons of its financial results should not be relied upon as an indication of future performance, and operating results may fluctuate from quarter to quarter in the future.

                                                                              QUARTER ENDED
                                        -----------------------------------------------------------------------------------------
                                        MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                          1997        1997       1997        1997       1998        1998       1998        1998
                                        ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                                             (IN THOUSANDS)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Revenues:
  Software license fees...............   $  472      $1,321     $1,616      $2,356     $2,711      $3,105     $3,958      $4,583
  Services and maintenance............    1,657       1,372      1,711       2,164      2,080       2,522      2,790       3,027
                                         ------      ------     ------      ------     ------      ------     ------      ------
        Total revenues................    2,129       2,693      3,327       4,520      4,791       5,627      6,748       7,610
Cost of revenues:
  Software license fees...............      430         433        449         395         84          45         57          --
  Services and maintenance............    1,237       1,059      1,257       1,674      1,635       1,667      1,740       1,794
                                         ------      ------     ------      ------     ------      ------     ------      ------
        Total cost of revenues........    1,667       1,492      1,706       2,069      1,719       1,712      1,797       1,794
                                         ------      ------     ------      ------     ------      ------     ------      ------
Gross profit..........................      462       1,201      1,621       2,451      3,072       3,915      4,951       5,816
Operating expenses:
  Sales and marketing.................      568         700        871       1,463      1,735       2,428      2,606       3,058
  Research and development............      453         578        647         921      1,207       1,509      1,438       1,659
  General and administrative..........      391         428        434         919        600         742        885         854
                                         ------      ------     ------      ------     ------      ------     ------      ------
        Total operating expenses......    1,412       1,706      1,952       3,303      3,542       4,679      4,929       5,571
                                         ------      ------     ------      ------     ------      ------     ------      ------
Income (loss) from operations.........     (950)       (505)      (331)       (852)      (470)       (764)        22         245
Interest income (expense), net........      (33)         29         40         (11)        23           6         19          54
                                         ------      ------     ------      ------     ------      ------     ------      ------
Income (loss) before provision for
  income tax..........................   $ (983)     $ (476)    $ (291)     $ (863)    $ (447)     $ (758)    $   41      $  299
                                         ======      ======     ======      ======     ======      ======     ======      ======
Provision for income taxes............       --          --         --          --         --          --         --         111
                                         ------      ------     ------      ------     ------      ------     ------      ------
Net income (loss).....................   $ (983)     $ (476)    $ (291)     $ (863)    $ (447)     $ (758)    $   41      $  188
                                         ======      ======     ======      ======     ======      ======     ======      ======

                                                                              QUARTER ENDED
                                        -----------------------------------------------------------------------------------------
                                        MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                          1997        1997       1997        1997       1998        1998       1998        1998
                                        ---------   --------   ---------   --------   ---------   --------   ---------   --------
AS A PERCENTAGE OF TOTAL REVENUES:
Revenues:
  Software license fees...............     22.2%      49.1%       48.6%      52.1%       56.6%      55.2%       58.7%      60.2%
  Services and maintenance............     77.8       50.9        51.4       47.9        43.4       44.8        41.3       39.8
                                          -----      -----       -----      -----       -----      -----       -----      -----
        Total revenues................    100.0      100.0       100.0      100.0       100.0      100.0       100.0      100.0
Cost of revenues:
  Software license fees...............     20.2       16.1        13.5        8.7         1.8        0.8         0.9         --
  Services and maintenance............     58.1       39.3        37.8       37.0        34.1       29.6        25.8       23.6
                                          -----      -----       -----      -----       -----      -----       -----      -----
        Total cost of revenues........     78.3       55.4        51.3       45.7        35.9       30.4        26.7       23.6
                                          -----      -----       -----      -----       -----      -----       -----      -----
Gross margin..........................     21.7       44.6        48.7       54.3        64.1       69.6        73.3       76.4
Operating expenses:
  Sales and marketing.................     26.7       26.0        26.2       32.4        36.2       43.2        38.6       40.2
  Research and development............     21.3       21.5        19.4       20.4        25.2       26.8        21.3       21.8
  General and administrative..........     18.4       15.9        13.0       20.3        12.5       13.2        13.1       11.2
                                          -----      -----       -----      -----       -----      -----       -----      -----
        Total operating expenses......     66.3       63.4        58.7       73.1        73.9       83.2        73.0       73.2
                                          -----      -----       -----      -----       -----      -----       -----      -----
Income (loss) from operations.........    (44.6)     (18.8)      (10.0)     (18.8)       (9.8)     (13.6)        0.3        3.2
Interest income (expense), net........     (1.6)       1.1         1.2       (0.2)        0.5        0.1         0.3        0.7
                                          -----      -----       -----      -----       -----      -----       -----      -----
Income (loss) before provision for
  income tax..........................    (46.1)     (17.7)       (8.8)     (19.0)       (9.3)     (13.5)        0.6        3.9
Provision for income taxes............       --         --          --         --          --         --          --       (1.4)
                                          -----      -----       -----      -----       -----      -----       -----      -----
Net income (loss).....................    (46.1)%    (17.7)%      (8.8)%    (19.0)%      (9.3)%    (13.5)%       0.6%       2.5%
                                          =====      =====       =====      =====       =====      =====       =====      =====

     The Company's revenues have increased in all quarters presented as a result of increased market acceptance of the VALEX product, the continued growth of indirect channel revenues, and expansion of international sales resources. Cost of revenues on a percentage basis decreased throughout the quarters presented as a result of an increase in software license fees in the Company's revenue mix, the completion of the amortization of capitalized software development costs in the fourth quarter of 1997 and the completion of software royalty obligations in the second quarter of 1998. No assurances can be given that the shift in revenue mix will continue. Gross profit for any quarter will be affected by the revenue mix in that quarter.

     Operating expenses have increased in each of the quarters presented. Sales and marketing expenses have increased as a result of increased sales and marketing personnel and increased commissions associated with higher revenues. Research and development expenses generally have increased as a result of continued enhancements to the VALEX technology. General and administrative expenses have increased primarily due to additional personnel, professional fees and facilities and other infrastructure costs. General and administrative expenses in the quarter ended December 31, 1997 included one-time charges associated with the decision to relocate the Company's executive offices, as well as noncash compensation expense associated with the Company's 1996 Stock Incentive Plan.

     The Company's quarterly and annual operating results have varied significantly in the past and are expected to do so in the future. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as predictors of future performance. See "Risk Factors -- Potential for Significant Fluctuations in Quarterly Results".

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through the sale of equity securities in private placements, the issuance of notes payable to related parties, and the sales of common stock as part of its initial public stock offering in December 1998. In March 1997, the Company received $3,888,000 in net cash proceeds from the sale of its Series B Preferred Stock; and in December 1997, the Company received $3,987,000 in net cash proceeds from the sale of its Series C Preferred Stock. In addition, in December 1997, the Company entered into a $2,000,000 revolving note agreement with Fleet National Bank. The note bears interest at the bank's prime rate plus 0.75% per annum, payable monthly in arrears, expires on May 31, 1999 and is secured by substantially all assets of the Company. Under the revolving note agreement, the Company is required to comply with certain restrictive covenants, including (i) maintaining a ratio of debt to tangible net worth of not more than 1.00 to 1.00 at the end of each fiscal quarter, (ii) maintaining a minimum tangible net worth of at least $5,500,000, subject to certain adjustments, (iii) maintaining minimum net income of $1.00 for each fiscal quarter and a minimum net income of $1.00 for the year ended December 31, 1998, and (iv) maintaining a current assets to current liabilities ratio of not less than 1.50 to 1.00 as at the end of each fiscal quarter. In addition, the Company is prohibited from paying any cash dividends on its Common Stock under the revolving note agreement. As of December 31, 1998, the Company was in compliance with all covenants under the revolving note agreement with the exception of the 1998 annual net income requirement, and had received a waiver from the Bank for said instance of non-compliance.

     As of December 31, 1998 the Company had $20.8 million in cash and short-term investments as a result of the completion of the initial public offering of the Company's stock on December 14, 1998. The Company believes that its existing balance of cash, cash equivalents and short-term investments will be sufficient to meet the Company's working capital and anticipated capital expenditure needs for at least the next 12 months. Thereafter, the Company may require additional sources of funds to continue to support its business. There can be no assurance that such capital, if needed, will be available or will be available on terms acceptable to the Company.

     Cash and cash equivalents as of December 31, 1998 decreased $66,000 from December 31, 1997. Net cash used for operations of approximately $1.2 million resulted primarily from a net loss before depreciation expense and non-cash option related compensation expense of $165,000 and an approximately $1.1 million increase in non-cash working capital. The increase in non-cash working capital was primarily attributable to an increase in accounts receivable associated with increased license and services revenue in 1998 versus 1997, partially offset by an increase in accounts payable, accrued expenses, and deferred revenue. Net cash used in investing activities in 1998 was a result of property and equipment purchases related to the increase in headcount, the move to new operating facilities and the acquisition of computer hardware and software for development and internal operating systems. In addition, the Company purchased $15.5 million of short-term investments with the proceeds from the initial public offering of the Company's stock. Net cash provided by financing activities of $18.2 million primarily consisted of $18.5 million in proceeds from the initial public offering, net of expenses, offset by $269,000 for the repayment of capital lease obligations.

     The Company had net operating loss carryforwards of approximately $2.2 million at December 31, 1998 to reduce future income taxes, if any. These carryforwards expire through 2018 and are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 contains provisions that may limit the amount of net operating loss and credit carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three-year period in excess of 50% as defined. The Company believes that it has experienced a change in ownership in excess of 50%. The Company does not believe that this change will significantly impact the Company's ability to utilize its net operating loss carryforwards.

     The Company currently has sales offices in the United Kingdom and Australia, in addition to the United States. The Company's revenues from international operations have been denominated in foreign currencies which historically have been stable in relation to U.S. dollars. As a result, the gain or loss from foreign currency transactions has not been material to the Company's operating results. As of December 31, 1998, the material assets and liabilities denominated in foreign currencies include accounts receivable, accounts payable and cash and cash equivalents. Due to the stability of the foreign economies where these assets and liabilities are denominated, the Company has not adopted a policy of hedging foreign currency risks. While it is anticipated that foreign transactions will continue to be denominated in local currencies, the Company expects to use hedging instruments to offset potential currency exposures arising as the Company's international operations expand into less stable economic environments.

IMPACT OF YEAR 2000 ISSUE

     The Year 2000 issue results from computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The Company has attempted to make an assessment, where practicable, with regard to whether its own internal information systems are Year 2000 compliant. Since June 1998, the Company has upgraded its accounting, telecommunications and customer care systems, at an aggregate cost of approximately $400,000, with systems that are warranted by the vendors to be Year 2000 compliant. To the extent the Company purchases additional systems, the Company plans to require that such systems are warranted by the vendors to be Year 2000 compliant. The Company plans to seek assurances from its existing vendors whose systems are not warranted to be Year 2000 compliant that such systems are Year 2000 compliant. The Company recently hired a manager of management information systems, whose responsibilities include oversight of Year 2000 compliance. The Company does not separately track the internal costs incurred for Year 2000 projects, which are principally the related payroll costs for its information systems personnel. Although the Company does not believe that any additional Year 2000 compliance-related costs will be significant, there can be no assurance that costs incurred to address unanticipated issues would not have a material adverse effect on the Company's business, operating results and financial conditions. Any failure of third-party equipment or software comprising any part of the Company's systems to operate properly with regard to Year 2000 and thereafter could require the Company to incur unanticipated expenses to address associated problems, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company has received assurances that all material embedded systems included in the Company's products are Year 2000 compliant.

     The Company believes, based on an internal assessment, that the current versions of its software products are Year 2000 compliant. However, the Company's products are generally integrated with the enterprise systems and CIS products of its customers developed by other vendors. Year 2000 problems in these systems and products might significantly limit the ability of the Company's customers to realize the intended benefits offered by VALEX and CCM. The Company has no plan to ascertain whether the internal systems and products of its customers are Year 2000 compliant. The Company may in the future be subject to claims based on Year 2000 problems in others' products or issues arising from the integration of multiple products within an overall system. Although the Company has not been involved in any litigation or proceeding to date involving its products or services related to Year 2000 issues, there can be no assurance that the Company will not in the future be required to defend its products or services or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, and any liabilities of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company does not have any specific contingency plans if any Year 2000 problems develop with respect to the Company's embedded systems or systems acquired from vendors. Contingency plans will be developed if it appears the Company or its key vendors will not be Year 2000 compliant, and such noncompliance is expected to have a material adverse impact on the Company's operations. The cost of developing and implementing such plans may itself be material.

     Year 2000 issues may affect the purchasing patterns of customers and potential customers in a variety of ways. Many companies are expending significant resources to replace or remedy their current hardware and software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. The Company does not believe that there is any practical way to ascertain the extent of, and has no plan to address problems associated with such a reduction in purchasing resources of its customers. Any such reduction could, however, result in a material adverse effect on the Company's business, operating results and financial condition. The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected in some way. Consequently, no assurance can be given that Year 2000 compliance can be achieved without significant additional costs.

                                  RISK FACTORS

     Risk Factors Relating to Forward-Looking Statements Statements in this report concerning the future results of operations, financial condition and business of the Company are "forward-looking" statements as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934. Investors are cautioned that information contained in these forward-looking statements is inherently uncertain, and that actual performance and results may differ materially due to numerous risk factors, including but not limited to the following:

     Limited Operating History; History of Losses. The Company began operations in 1994, was incorporated in 1996 and first achieved profitability for the quarter ended September 30, 1998. The Company began commercial shipment of its initial VALEX product in July 1996 and, since such time, has transitioned its primary business focus from providing services to selling software products. As a result, the Company and its operations are subject to all of the risks inherent in the establishment of a new business enterprise. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to upgrade its products and continue to attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, that the Company's revenues will continue to grow, or that the Company will be able to maintain profitability on a quarterly or annual basis. See "-- Dependence Upon Key Personnel", "-- Rapid Technological Change and New Products" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Potential for Significant Fluctuations in Quarterly Results. The Company's quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Because purchase of the Company's products and services generally involves a significant commitment of capital (ranging from approximately $100,000 to $1,400,000 in 1998), the length of the sales cycle is unpredictable and subject to a number of factors over which the Company has little or no control, including customers' budgetary constraints, timing of budget cycles and concerns about the introduction of new products by the Company or its competitors. As a result of these and other factors, the timing of significant orders may be delayed. A substantial portion of the Company's revenues in any quarter are typically derived from a limited number of non-recurring license sales and, like many software companies, the Company tends to record a significant portion of its software license fee revenues in the last month of a quarter. In addition, the amount of revenues associated with a particular license can vary significantly based upon the size of the customer databases and other factors, including the number of users of the software. The Company may experience from time to time large, individual license sales which can cause substantial variations in quarterly license revenues. Moreover, small delays in customer orders can cause significant variability in the Company's license revenues and results of operations for any particular period. The Company establishes its expenditure levels for product development, sales and marketing and other operating activities based, in large part, on its expected future revenues. As a result, if revenues fall below expectations, operating results are likely to be adversely and disproportionately affected because only a small portion of the Company's expenses vary with its revenues.

     Quarterly fluctuations also result from factors such as increased competition, the timing of new releases of the Company's software products and market acceptance of such releases, changes in pricing policies of the Company or its competitors, changes in operating expenses, foreign currency exchange rate fluctuations and general economic factors. Based upon these and all of the factors described above, the Company believes that its quarterly revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of its results of operations are not necessarily meaningful and that, as a result, such comparisons should not be relied upon as indications of future performance. Moreover, although the Company's revenues have increased in recent periods, there can be no assurance that revenues will continue to grow at past rates, if at all, or that the Company will achieve and sustain profitability on a quarterly or annual basis. As a result, the Company's operating results may fall below market analysts' expectations in some future quarters, which would have a material adverse effect on the market price of the Common Stock. See "Selected Consolidated Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Product Concentration; Dependence on Emerging Market for Customer Optimization Software and Services. The Company currently derives all of its revenues from VALEX licenses and services related to its Continuous Customer Management ("CCM") solution. The Company expects that VALEX-related revenues, including CCM services and maintenance contracts, will continue to account for a majority of the Company's revenues for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of VALEX and CCM and enhancements thereto. There can be no assurance that VALEX and CCM will achieve continued market acceptance. A decline in demand or market acceptance as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, operating results and financial condition.

     Although demand for VALEX and similar products has grown in recent years, the market for customer optimization software applications is still emerging and there can be no assurance that it will continue to grow or that, even if the market does grow, businesses will continue to adopt VALEX and CCM. The Company has spent, and intends to continue to spend, considerable resources educating potential customers about customer optimization software and services in general and about the features and functions of VALEX and CCM in particular. However, there can be no assurance that such expenditures will enable VALEX and CCM to achieve any additional degree of market acceptance. If the market for VALEX and CCM fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected.

     Customer Concentration; Dependence on Certain Industries. In fiscal 1997 and 1998, the Company's top five customers accounted for 74.9% and 31.0% of total revenues, respectively. There can be no assurance that these or other customers of the Company will continue to purchase the Company's products or services. The Company's failure to retain certain of its existing customers, or to add new customers that make significant purchases of the Company's products and services, would have a material adverse effect on the Company's business, financial condition and results of operations.

     A substantial portion of the Company's revenues has been derived from sales to telecommunications companies and financial institutions (principally retail banks, credit card issuers and mutual fund companies). There can be no assurance that the Company will continue to be successful in these vertical markets, or will be successful in achieving significant market acceptance or penetration in additional vertical markets targeted by the Company. Failure to have continued success in these vertical markets or to penetrate additional vertical markets would have a material adverse effect on the Company's future growth, financial condition and results of operations.

     Management of Growth. The Company's business has grown rapidly, with total revenues increasing from $1.7 million in 1995 to $6.0 million in 1996, to $12.7 million in 1997 and to $24.8 million in 1998. The Company's recent expansion has resulted in substantial growth in the number of its employees (from 47 at December 31, 1996 to 90 at December 31, 1997 and to 157 at December 31, 1998), the scope of its operating and financial systems and the geographic distribution of its operations and customers. This recent rapid growth has placed, and if sustained will continue to place, a significant strain on the Company's management and operations. Accordingly, the Company's future operating results will depend on the ability of its officers and other key employees to continue to implement and improve its operational, customer support and financial control systems, and to expand, train and manage its employee base. There can be no assurance that the Company will be able to manage any future expansion successfully, and any inability to do so would have a material adverse effect on the Company's business, operating results and financial condition.

     Dependence Upon Key Personnel. The Company's future operating results depend in significant part upon the continued services of a relatively small number of key technical and senior management personnel, including Andrew J. Frawley, its Chairman, President and Chief Executive Officer, David G. McFarlane, its Chief Operating Officer, and Michael D. McGonagle, its Chief Technology Officer, none of whom is bound by an employment agreement. The Company's future success also depends on its continuing ability to attract and retain other highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and the Company has at times in the past experienced difficulty in recruiting qualified personnel. There can be no assurance that the Company will retain its key technical, sales and managerial employees or that it will be successful in attracting, assimilating and retaining other highly qualified technical, sales and managerial personnel in the future. The loss of any member of the Company's key technical, sales and senior management personnel or the inability to attract and retain additional qualified personnel could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Employees" and "Management".

     Absence of History as an Independent Company. Until November 15, 1996, the Company operated as a division of two entities, Grant & Partners, Inc. ("GPI") and Grant & Partners Limited Partnership ("GPLP"), during which time the Company did not have an operating history as an independent company. The accompanying consolidated financial statements prior to the formation of the Company represent the financial results of the Exchange Applications division as included in the consolidated financial statements of GPI from January 1, 1995 to March 27, 1995 and of GPLP from March 28, 1995 to November 14, 1996. On November 15, 1996, the Company entered into an assignment and assumption agreement pursuant to which GPLP sold the Exchange Applications division to the Company in exchange for 2,300,000 shares of preferred stock of the Company. General corporate overhead costs related to corporate headquarters and shared administrative support during the period prior to November 15, 1996 were allocated by GPI and GPLP to the Exchange Applications division based on a number of factors, including, for example, personnel and space utilized. Management believes these allocations were reasonable and the costs of the services charged to the Company were not materially different from costs that would have been incurred by the Company if the Company had performed these functions as a standalone entity. However, the financial statements included herein for the period from January 1, 1995 through November 15, 1996 may not necessarily reflect the results of operations, financial position and cash flows for the periods in which the Company operated as a division of GPI and GPLP that would have resulted had the Company been operated as a separate entity. See "Historical Background of the Company".

     Rapid Technological Change and New Products. The market for the Company's software products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to continue to enhance its current product line and to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. There can be no assurance that the Company will be successful in developing and marketing, on a timely and cost-effective basis, fully functional product enhancements or new products that respond to technological advances by others, or that its new products will achieve market acceptance. Failure to successfully develop and market product enhancements or new products could have a material adverse effect on the Company's business, operating results and financial condition.

     As a result of the complexities inherent in client/server computing environments and the broad functionality and performance demanded by customers for customer optimization software products, major new products and product enhancements can require long development and testing periods. The Company has on occasion experienced delays in the scheduled introduction of new and enhanced products. In addition, software programs as complex as those offered by the Company may contain undetected errors or "bugs" when first introduced or as new versions are released that, despite testing by the Company, are discovered only after a product has been installed and used by customers. To date the Company's business has not been materially adversely affected by delays or the release of products containing errors. There can be no assurance, however, that errors will not be found in future releases of the Company's software, or that any such errors will not impair the market acceptance of these products and adversely affect the Company's business, operating results and financial condition.

     While the Company generally takes steps to avoid the interruptions of sales often associated with the pending availability of new products, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced VALEX products, which could have a material adverse effect on the Company's business and operating results. Moreover, significant delays in the general availability of such new releases, significant problems in the installation or implementation of such new releases, or customer dissatisfaction with such new releases, could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Products" and "Product Development".

     Competition. The market for customer optimization software and related services is highly competitive. There can be no assurance that the Company will maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources. Current and potential competitors fall into the following categories: (i) database marketing vendors, such as Acxiom, Experian (a division of Great Universal Stores), Harland and Harte-Hanks, which provide a combination of service bureau capabilities and software; (ii) small independent software companies that are creating or are attempting to create offerings similar to the VALEX product; (iii) enterprise resource planning ("ERP") and customer interaction software ("CIS") vendors such as Baan, Oracle, SAP, Siebel and Vantive, that may broaden their product lines to include applications with competitive functionality; and (iv) internal corporate technology departments that attempt to build their own systems. The Company believes that many of these competitors are focusing significant resources on increasing the functionality of their products and services. Ultimately, competitors may be able to offer products and services with functionality comparable or superior to that of VALEX. Many of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, and larger customer bases than the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the promotion and sale of their products and services than the Company. If these companies were to introduce products and services that effectively competed with the Company's products and services, they could be in a position to substantially lower the price of their customer optimization products and services or to bundle such products and services with their other products and services, which could give them competitive advantages over the Company. In order to be successful in the future, the Company must continue to respond promptly and effectively to the challenges of technological change and competitors' innovations. There can be no assurance that the Company will be able to compete successfully with existing or new competitors. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would materially and adversely affect the Company's business, operating results and financial condition. See "Business -- Competition".

     Increasing Reliance on Indirect Distribution Channels. Although direct sales to date have accounted for a majority of the Company's software revenues, the Company expects that it will increasingly distribute its products to end users through various indirect distribution channels, including re-seller agreements with IBM, NCR and others and co-marketing arrangements with companies such as Compaq, Ernst & Young, KPMG Peat Marwick, PricewaterhouseCoopers, SAS Institute and Sun Microsystems. The Company's relationships with many of these organizations have been established within the last twelve months, and the Company is unable to predict the extent to which these channel partners will be successful in distributing the Company's products. The Company relies on the marketing and sales efforts of these organizations, many of whom also market and sell competitive products or are able, under the terms of their agreements, to market and sell competitive products. One of the Company's channel partners accounted for approximately 13% of the Company's consolidated revenues for the year ended 1998. The loss of one or more of the Company's relationships with these organizations, without replacement, as a result of competitive products offered by other companies or products developed internally by these organizations, could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future performance will also depend, in part, on its ability to attract organizations that will be able to market and support the Company's products effectively, especially in markets in which the Company has not previously distributed its products. None of the agreements governing the re-seller or co-marketing relationships with these organizations includes any commitments on the part of these organizations to effect any minimum number of sales of VALEX, or otherwise to provide the Company with business. There can be no assurance that revenues arising from the Company's relationships with these organizations that accounted for significant revenues in past periods will continue, or if continued will reach or exceed historical levels. See "Business -- Sales and Marketing".

     Intellectual Property Rights; Use of Licensed Technology. The Company relies primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary rights. In addition, the Company generally licenses VALEX to end users in object code (machine-readable) format, and the Company's license agreements generally allow the use of VALEX solely by the customer for internal purposes without the right to sublicense or transfer VALEX. The Company believes that the foregoing measures afford only limited protection. Certain customers have required the Company to maintain a source code escrow account with a third-party software escrow agent, and a failure by the Company to perform its obligations under any of the license and maintenance agreements, or the insolvency of the Company, could conceivably cause the release of the Company's source code to such customers. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. Furthermore, there can be no assurance that the Company's competitors will not independently develop technology similar to that of the Company. The Company may increasingly be subject to claims of intellectual property infringement as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Although the Company is not aware that any of its products infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. Any such claims, with or without merit, could be time-consuming to address, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, might not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     The Company has in the past and may in the future re-sell certain software that it licenses from third parties. There can be no assurance that these third party software licenses will continue to be available to the Company on commercially reasonable terms. The loss of or inability to maintain or obtain any of these software licenses could result in delays or reductions in product shipments until equivalent software can be identified, licensed and integrated, which could materially adversely affect the Company's business, operating results and financial condition. See "Business -- Products" and "-- Proprietary Rights and Licenses".

     International Operations. The Company derived approximately 32% of its total revenues from sales outside the United States in 1998. The Company opened sales offices in the United Kingdom in July 1997 and in Australia in April 1998, and believes that continued growth and profitability will require expansion of its sales in international markets. In order to successfully expand international sales, the Company must establish additional foreign operations and hire additional personnel. To the extent that the Company is unable to do so in a timely and effective manner, any growth in international sales will be limited, and the Company's business, operating results and financial condition could be materially adversely affected. In addition, even if international operations are successfully expanded, there can be no assurance that the Company will be able to maintain or increase international market demand for its products.

     The Company's international operations are subject to the risks inherent in any international business activities, including, in particular, management of an organization spread over various countries, longer accounts receivable payment cycles in certain countries, compliance with a variety of foreign laws and regulations, unexpected changes in regulatory requirements, overlap of different tax structures, foreign currency exchange rate fluctuations and general economic conditions. Other risks associated with international operations include import and export licensing requirements, trade restrictions and changes in tariff rates. The Company's revenues from international operations have been denominated in foreign currencies which historically have been stable in relation to U.S. dollars. The Company has made substantial sales to international customers in Canada, Denmark, Germany, the Netherlands, Sweden and the United Kingdom. As a result, the Company has not adopted a policy of hedging foreign currency risks. There can be no assurance that these foreign currencies, and other foreign currencies as the Company expands its international operations, will continue to be stable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Sales and Marketing".

     Control by Existing Stockholders. As of December 31, 1998, the current officers, directors and principal stockholders will beneficially own approximately 56.7% of the Company's outstanding Common Stock. Consequently, such persons, as a group, will be able to control the outcome of all matters submitted for stockholder action, including the election of members to the Company's Board of Directors and the approval of significant change in control transactions, and will effectively control the management and affairs of the Company, which may have the effect of delaying or preventing a change in control of the Company. While the Company intends to increase the size of its Board of Directors from four to six members, representatives of the existing stockholders will nonetheless constitute three of the six directors and will therefore have significant influence in directing the actions of the Board of Directors. The Company has not identified candidates for the two additional positions on the Board of Directors that the Company intends to establish. See "Management" and "Principal and Selling Stockholders".

     Product Liability. While the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims, it is possible that such limitation of liability provisions may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim brought against the Company could have a material adverse effect on the Company's business, operating results and financial condition. Moreover, defending such a suit, regardless of its merits, could entail substantial expense and require the time and attention of key management personnel, either of which could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Products -- VALEX" and "-- Product Development".

     Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with the failure to comply with such requirements. While the Company believes that its material operating systems are Year 2000 compliant, any failure of third-party equipment or software comprising any part of the Company's systems to operate properly with regard to Year 2000 and thereafter could require the Company to incur unanticipated expenses to address associated problems, which could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company believes, based on an internal assessment, that the current versions of its software products are Year 2000 compliant. However, the Company's products are generally integrated with the enterprise systems and CIS products of its customers developed by other vendors. Year 2000 problems in these systems and products might significantly limit the ability of the Company's customers to realize the intended benefits offered by VALEX and CCM. The Company has no plan to ascertain whether the internal systems and products of its customers are Year 2000 compliant. The Company may in the future be subject to claims based on Year 2000 problems in others' products or issues arising from the integration of multiple products within an overall system. Although the Company has not been involved in any litigation or proceeding to date involving its products or services related to Year 2000 issues, there can be no assurance that the Company will not in the future be required to defend its products or services or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, and any liabilities of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, operating results and financial condition.

     Year 2000 issues may affect the purchasing patterns of customers and potential customers in a variety of ways. Many companies are expending significant resources to replace or remedy their current hardware and software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. The Company does not believe that there is any practical way to ascertain the extent of, and has no plan to address problems associated with, any such reduction in purchasing resources of its customers. Any such reduction could, however, have a material adverse effect on the Company's business, operating results and financial condition. The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected in some way. Consequently, no assurance can be given that Year 2000 compliance can be achieved without significant additional costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of Year 2000 Issue".

     No Prior Market for the Common Stock; Possible Volatility of Share
Price. Prior to the December 9, 1998, there has been no public market for the Common Stock, and there can be no assurance that an active trading market will be sustained after December 31, 1998. The market price of the Common Stock after in the future may be affected significantly by factors such as quarterly variations in the Company's results of operations, the announcement of new products or product enhancements by the Company or its competitors, technological innovation by the Company or its competitors and general market conditions or market conditions specific to particular industries. In particular, the stock prices for many companies in the technology and emerging growth sectors have experienced wide fluctuations which have often been unrelated to the operating performance of such companies. Such fluctuations may adversely affect the market price of the Common Stock.

     Anti-Takeover Provisions. The Company's Amended and Restated Certificate of Incorporation (the "Charter"), and Amended and Restated By-laws (the "By-laws"), contain certain provisions that may have the effect of discouraging, delaying or preventing a change in control of the Company or unsolicited acquisition proposals that a stockholder might consider favorable. Such provisions include authorizing the issuance of "blank check" preferred stock; providing for a Board of Directors with staggered, three-year terms; requiring super-majority voting to effect certain amendments to the Charter and By-laws; limiting the persons who may call special meetings of stockholders; prohibiting stockholder action by written consent; and establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon at stockholders meetings. Certain provisions of Delaware law and the Company's 1996 Stock Incentive Plan (the "1996 Plan") and 1998 Stock Incentive Plan (the "1998 Plan") may also have the effect of discouraging, delaying or preventing a change in control of the Company or unsolicited acquisition proposals. See "Management -- Stock Incentive Plans" and "Description of Capital Stock -- Certain Anti-Takeover, Limited Liability and Indemnification Provisions".

     Shares Eligible for Future Sale; Registration Rights. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales may occur, could adversely affect the prevailing market price of the Common Stock or the ability of the Company to raise capital through a public offering of its equity securities. As of December 31, 1998, the Company has outstanding 9,733,532 shares of Common Stock (not including shares issuable upon exercise of outstanding stock options). Under agreements entered into between the representatives of the underwriters of the Company's initial public stock offering and certain of the Company's stockholders, including each of the Company's officers, directors, principal stockholders and certain of their respective affiliates (the "Lock-Up Agreements") who beneficially hold, in the aggregate, more than 6,008,000 shares of Common Stock (which includes 86,335 shares acquired in 1998 upon the exercise of stock options) as of December 31, 1998, no shares held by such holders will be eligible for sale in the public market for a period of 180 days following the December 9, 1998 initial public stock offering. The Company intends to file a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), covering the sale of Common Stock reserved for issuance under the Company's Stock Plans. As of December 31, 1998, there were options outstanding under the 1996 Plan to purchase an aggregate of 2,466,908 shares and no other options outstanding; all shares acquired upon exercise of the options within 180 days of the December 9, 1998 initial public stock offering are or will be subject to Lock-Up Agreements. Following the expiration of the 180-day term of the Lock-Up Agreements, 3,227,129 shares, approximately 792,021 shares subject to options that will be exercisable on or before the end of such term, will be eligible for sale in the public market subject, in some cases, to the requirements of Rule 144 or Rule 701 under the Securities Act. BT Alex. Brown Incorporated in its sole discretion and at any time without notice, may release all or any portion of the securities subject to the Lock-Up Agreements. Any such decision to release securities would likely be based upon individual stockholder circumstances, prevailing market conditions and other relevant factors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The following discussion about the Company's market risk disclosures involves forward looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

     Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency treasury bills and notes with an average maturity of less then twelve months. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 1998, the fair value of the portfolio would decline by an immaterial amount.

     Foreign Currency Exchange Risk. With sales and services offices in the United States, United Kingdom and Australia, and a global customer base, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically the Company's primary exposure has been nondollar-denominated operating expenses and sales by its United Kingdom subsidiary. The introduction of the Euro as a common currency for members of the European Monetary Union, of which the United Kingdom is not a member, occurred in January 1999. The Company has not determined what impact, if any, the Euro will have on foreign exchange exposure. In addition, as the Company expands its sales and service presence in the Asia/Pacific region in 1999, its exposure to foreign currency exchange rate risks from the more volatile economies of this region will increase. The Company is prepared to hedge against fluctuations in the British Sterling, Euro, or other foreign currency if the exposure becomes material. As of December 31, 1998 the companies material nondollar-denominated assets and liabilities primarily consisted of cash, accounts receivable, and accounts payable denominated in British Sterling.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   36
Consolidated Balance Sheets as of December 31, 1997 and
  1998......................................................   37
Consolidated Statements of Operations for the Years Ended
  December 31, 1996, 1997, and 1998.........................   38
Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended December 31, 1996, 1997, and 1998.....   39
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1997, and 1998.........................   41
Notes to Consolidated Financial Statements..................   42

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Exchange Applications, Inc. and subsidiaries:

     We have audited the accompanying consolidated balance sheets of Exchange Applications, Inc., a Delaware corporation, and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exchange Applications, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 25, 1999

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1998
                                                              -------    -------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 5,273    $ 5,207
  Marketable securities.....................................       --     15,460
  Accounts receivable, less allowance for doubtful accounts
     of $206 and $287 at December 31, 1997 and 1998,
     respectively...........................................    3,848      7,553
  Prepaid expenses and other current assets.................      729        779
                                                              -------    -------
          Total current assets..............................    9,850     28,999
Property and equipment, net.................................      913      2,506
Long term marketable securities.............................      202        207
  Other assets..............................................      435         79
                                                              -------    -------
          Total assets......................................  $11,400    $31,791
                                                              =======    =======
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $   422    $   393
  Accrued expenses..........................................    3,247      5,492
  Current portion of obligations under capital leases.......      212        216
  Deferred revenue..........................................      922      1,354
                                                              -------    -------
          Total current liabilities.........................    4,803      7,455
Obligations under capital leases, net of current portion....      237        145
Commitments (Note 8)
Redeemable Preferred Stock (Notes 9 and 10).................    7,088         --
Stockholders' equity (deficit):
  Preferred Stock; $.001 par value -- 10,000,000 shares
     authorized.............................................       --         --
  Series C Preferred Stock, $.001 par value -- 1,223,954 and zero shares designated, issued and outstanding at
     December 31, 1997 and 1998, respectively...............        1         --
Common Stock, $.001 par value -- 30,000,000 shares
  authorized; 4,234,971, and 10,098,691 shares issued at
  December 31, 1997 and 1998................................        4         10
Additional paid-in capital..................................    5,061     31,688
Accumulated deficit.........................................   (5,464)    (6,620)
Due from officer............................................     (125)      (125)
Deferred compensation.......................................     (210)      (800)
Cumulative translation adjustment...........................        2         30
Unrealized gain on marketable securities....................        3          8
Treasury stock, at cost; 354,825 and 365,005 shares at
  December 31, 1997 and 1998, respectively..................       --         --
                                                              -------    -------
          Total stockholders' equity (deficit)..............     (728)    24,191
                                                              -------    -------
          Total liabilities and stockholders' equity
           (deficit)........................................  $11,400    $31,791
                                                              =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                YEARS ENDED DECEMBER 31,
                                                          ------------------------------------
                                                            1996         1997          1998
                                                          --------    ----------    ----------
                                                          (NOTE 1)
Revenues:
     Software license fees..............................  $ 1,500     $    5,765    $   14,357
     Services and maintenance...........................    4,534          6,904        10,419
                                                          -------     ----------    ----------
          Total revenues................................    6,034         12,669        24,776
Cost of revenues:
     Software license fees..............................      890          1,707           185
     Services and maintenance...........................    3,205          5,227         6,836
                                                          -------     ----------    ----------
          Total cost of revenues........................    4,095          6,934         7,021
                                                          -------     ----------    ----------
Gross profit............................................    1,939          5,735        17,755
Operating expenses:
     Sales and marketing................................    1,007          3,602         9,828
     Research and development...........................    1,325          2,599         5,813
     General and administrative.........................    1,018          2,172         3,080
                                                          -------     ----------    ----------
          Total operating expenses......................    3,350          8,373        18,721
                                                          -------     ----------    ----------
Loss from operations....................................   (1,411)        (2,638)         (966)
Interest income (expense):
     Interest income....................................        2             89           156
     Interest expense...................................     (197)           (64)          (55)
                                                          -------     ----------    ----------
          Total interest income (expense)...............     (195)            25           101
                                                          -------     ----------    ----------
Loss before provision for income taxes..................   (1,606)        (2,613)         (865)
Provision for income taxes..............................       --             --           111
                                                          -------     ----------    ----------
Net loss................................................   (1,606)        (2,613)         (976)
Accretion of discount and dividends on preferred
  stock.................................................       --           (684)         (180)
                                                          -------     ----------    ----------
Net loss applicable to common stockholders..............  $(1,606)    $   (3,297)   $   (1,156)
                                                          =======     ==========    ==========
Net loss per share (Note 2(c)):
     Basic and diluted net loss per share applicable to
       common stockholders..............................  $(10.35)    $    (1.13)   $    (0.30)
                                                          =======     ==========    ==========
     Basic and diluted weighted average common shares
       outstanding......................................  155,170      2,919,775     3,812,393
                                                          =======     ==========    ==========
Pro forma net loss per share (Note 2(c)):
     Pro forma basic and diluted net loss per share.....              $    (0.48)   $    (0.13)
                                                                      ==========    ==========
     Pro forma basic and diluted weighted average common
       shares outstanding...............................               5,390,779     7,591,903
                                                                      ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                       SERIES C
                                              PREFERRED STOCK       PREFERRED STOCK        COMMON STOCK
                                NET PARENT --------------------- --------------------- --------------------- ADDITIONAL
                                 COMPANY    NUMBER OF    $.001    NUMBER OF    $.001    NUMBER OF    $.001    PAID-IN   ACCUMULATED
                                INVESTMENT   SHARES    PAR VALUE   SHARES    PAR VALUE   SHARES    PAR VALUE  CAPITAL     DEFICIT
                                ----------  ---------  ---------  ---------  ---------  ---------  --------- ---------- -----------
Balance, January 1, 1995.......  $    (7)          --   $   --           --   $   --           --   $   --    $    --     $    --
Net loss.......................     (554)          --       --           --       --           --       --         --          --

Comprehensive net loss for the
 year ended December 31, 1995..       --           --       --           --       --           --       --         --
Balance, December 31, 1995.....     (561)          --       --           --       --           --       --         --          --
Net loss prior to incorporation   (2,093)                                                                                      --
 of the Company................                    --       --           --       --           --       --         --
Capitalization of the              2,654                                                                                   (2,654)
 Company.......................                    --       --           --       --           --       --         --
Issuance of Preferred Stock....       --    2,300,000        2           --       --           --       --        868          --
Issuance of common stock.......       --           --       --           --       --    2,484,375        2         --          --
Net income after incorporation        --                                                                                      487
 of the Company................                    --       --           --       --           --       --         --

Comprehensive net loss for the
 year ended December 31, 1996..
Balance, December 31, 1996.....       --    2,300,000        2           --       --    2,484,375        2        868      (2,167)
Issuance costs relating to the        --                                                                                       --
 sale of Series B Preferred
 Stock.........................                    --       --           --       --           --       --       (111)
Conversion of Preferred Stock         --                                                                                       --
 to common stock...............            (2,300,000)      (2)          --       --    1,725,000        2         --
Sale of Series C Preferred            --                                                                                       --
 Stock, net of issuance costs
 of $13........................                    --       --    1,223,954        1           --               3,986
Accretion of discount and             --                                                                                     (684)
 dividends on Series A
 Preferred Stock...............                    --       --           --       --           --       --         --
Loan to officer................       --           --       --           --       --           --       --         --          --
Issuance of common stock.......       --           --       --           --       --       15,500       --         10          --
Exercise of common stock              --                                                                                       --
 options.......................                    --       --           --       --       10,096       --          7
Deferred compensation..........       --           --       --           --       --           --       --        224          --
Compensation expense associated       --                                                                                       --
 with stock options............                    --       --           --       --           --       --         77
Cumulative translation                --                                                                                       --
 adjustment....................                    --       --           --       --           --       --         --
Unrealized gain on marketable         --                                                                                       --
 securities....................                    --       --           --       --           --       --         --
Net loss.......................       --           --       --           --       --           --       --         --      (2,613)
Comprehensive net loss for the
 year ended December 31, 1997..

Balance, December 31, 1997.....       --           --       --    1,223,954        1    4,234,971        4      5,061      (5,464)
Accretion of dividends on             --                                                                                     (180)
 Series A Preferred Stock......                    --       --           --       --           --       --         --
Exercise of common stock              --                                                                                       --
 options.......................                    --       --           --       --       84,210       --         58
Deferred compensation..........       --           --       --           --       --           --       --        877          --
Compensation expense associated       --                                                                                       --
 stock options.................                    --       --           --       --           --       --        (46)
Issuance of common stock in           --                                                                                       --
 initial public offering, net
 of offering costs.............                    --       --           --       --    2,000,000        2     18,472
Cancellation of Series A              --                                                                                       --
 Preferred Stock...............                    --       --           --       --           --       --      3,269
Conversion of Series B                --                                                                                       --
 Preferred Stock...............                    --       --           --       --    2,555,556        3      3,997
Conversion of Series C                --                                                                                       --
 Preferred Stock to common
 stock.........................                    --       --   (1,223,954)      (1)   1,223,954        1         --
Cumulative translation                --                                                                                       --
 adjustment....................                    --       --           --       --           --       --         --
Unrealized gain on marketable         --                                                                                       --
 securities....................                    --       --           --       --           --       --         --
Net loss.......................       --           --       --           --       --           --       --         --        (976)
Comprehensive net loss for the
 year ended December 31,
 1998..........................
Balance, December 31, 1998.....  $    --           --   $   --           --   $   --   10,098,691   $   10    $31,688     $(6,620)
                                 =======   ===========  ======   ===========  ======   ===========  ======    =======     =======


                                                                   UNREALIZED
                                                       CUMULATIVE   GAIN ON
                                 DUE FROM   DEFERRED   TRANSLATION MARKETABLE         COMPREHENSIVE
                                 OFFICER  COMPENSATION ADJUSTMENT  SECURITIES  TOTAL  INCOME (LOSS)
                                 -------- ------------ ----------- ----------  -----  -------------
Balance, January 1, 1995.......   $  --      $  --        $ --        $ --    $    (7)   $    --
Net loss.......................      --         --          --          --       (554)      (554)
                                                                                         -------
Comprehensive net loss for the
 year ended December 31,
 1995..........................                                                          $  (554)
                                                                                         =======
Balance, December 31, 1995.....      --         --          --          --       (561)
Net loss prior to incorporation
 of the Company................      --         --          --          --     (2,093)   $(2,093)
Capitalization of the
 Company.......................      --         --          --          --         --
Issuance of Preferred Stock....      --         --          --          --        870
Issuance of common stock.......      --         --          --          --          2
Net income after incorporation
 of the Company................      --         --          --          --        487        487
                                                                                         -------
Comprehensive net loss for the
 year ended December 31, 1996..                                                          $(1,606)
                                                                                         =======
Balance, December 31, 1996.....      --         --          --          --     (1,295)
Issuance costs relating to the
 sale of Series B Preferred
 Stock.........................      --         --          --          --       (111)
Conversion of Preferred Stock
 to common stock...............      --         --          --          --         --
Sale of Series C Preferred
 Stock, net of issuance costs
 of $13........................      --         --          --          --      3,987
Accretion of discount and
 dividends on Series A
 Preferred Stock...............      --         --          --          --       (684)
Loan to officer................    (125)        --          --          --       (125)
Issuance of common stock.......      --         --          --          --         10
Exercise of common stock
 options.......................      --         --          --          --          7
Deferred compensation..........      --       (224)         --          --         --
Compensation expense associated
 with stock options............      --         14          --          --         91
Cumulative translation
 adjustment....................      --         --           2          --          2    $     2
Unrealized gain on marketable
 securities....................      --         --          --           3          3          3
Net loss.......................      --         --          --          --     (2,613)    (2,613)
                                                                                         -------
Comprehensive net loss for the
 year ended December 31,
 1997..........................                                                          $(2,608)
                                                                                         =======
Balance, December 31, 1997.....    (125)      (210)          2           3       (728)
Accretion of dividends on
 Series A Preferred Stock......      --         --          --          --       (180)
Exercise of common stock
 options.......................      --         --          --          --         58
Deferred compensation..........      --       (877)         --          --         --
Compensation expense associated
 stock options.................      --        287          --          --        241
Issuance of common stock in
 initial public offering, net
 of offering costs.............      --         --          --          --     18,474
Cancellation of Series A
 Preferred Stock...............      --         --          --          --      3,269
Conversion of Series B
 Preferred Stock...............      --         --          --          --      4,000
Conversion of Series C
 Preferred Stock to common
 stock.........................      --         --          --          --         --
Cumulative translation
 adjustment....................      --         --          28          --         28    $    28
Unrealized gain on marketable
 securities....................      --         --          --           5          5          5
Net loss.......................      --         --          --          --       (976)      (976)
                                                                                         -------
Comprehensive net loss for the
 year ended December 31,
 1998..........................                                                          $  (943)
                                                                                         =======
Balance, December 31, 1998.....   $(125)     $(800)       $ 30        $  8    $24,191
                                  =====      =====        ====        ====    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1996       1997        1998
                                                              -------    -------    --------
Cash flows from operating activities:
     Net loss...............................................  $(1,606)   $(2,613)   $   (976)
     Adjustments to reconcile net loss to net cash used in
       operating activities
     Amortization of software development costs.............      712      1,211          --
     Depreciation and other amortization....................      176        275         570
     Compensation expense associated with stock options.....       --         91         241
     Changes in operating assets and liabilities --
          Accounts receivable...............................   (1,549)    (1,846)     (4,074)
          Prepaid expenses and other current assets.........       --       (476)        (50)
          Accounts payable..................................      385       (113)        (70)
          Accrued expenses..................................      872      2,105       2,356
          Deferred revenue..................................      (72)       576         732
                                                              -------    -------    --------
               Net cash (used in) operating activities......   (1,082)      (790)     (1,271)
                                                              -------    -------    --------
Cash flows from investing activities:
     Purchase of marketable securities......................       --       (200)    (15,460)
     Purchases of property and equipment....................     (441)      (102)     (1,983)
     Increase in software development costs.................     (703)        --          --
     (Increase) decrease in other assets....................       (3)      (679)        356
                                                              -------    -------    --------
               Net used in investing activities.............   (1,147)      (981)    (17,087)
                                                              -------    -------    --------
Cash flows from financing activities:
     Proceeds from notes payable to related parties.........    2,100         --          --
     Payments of notes payable to related parties...........       --     (1,000)         --
     Repayments under capital leases........................      (12)       (86)       (269)
     Due from officer.......................................       --       (125)         --
     Exercise of common stock options.......................       --          7          58
     Issuance of common stock...............................        2         10          --
     Issuance of common stock in initial public offering,
       net of offering costs................................       --         --      18,474
     Issuance of Series B Preferred Stock, net of offering
       costs................................................       --      3,888          --
     Issuance of Series C Preferred Stock, net of offering
       costs................................................       --      3,987          --
                                                              -------    -------    --------
               Net cash provided by financing activities....    2,090      6,681      18,264
                                                              -------    -------    --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       --          2          28
                                                              -------    -------    --------
Net increase (decrease) in cash and cash equivalents........     (139)     4,912         (66)
                                                              -------    -------    --------
Cash and cash equivalents, beginning of year................      500        361       5,273
                                                              -------    -------    --------
Cash and cash equivalents, end of year......................  $   361    $ 5,273    $  5,207
                                                              =======    =======    ========
Supplemental disclosure of cash flow information --
     Cash paid for interest.................................  $   155    $    19    $     55
                                                              =======    =======    ========
     Cash paid for income taxes.............................  $    --    $   476    $     --
                                                              =======    =======    ========
Supplemental disclosure of noncash financing and investing
  activities:
     Equipment acquired under capital leases................  $    35    $   479    $    180
                                                              =======    =======    ========
     Conversion of amounts due to a related party to
       Preferred Stock......................................  $   870    $    --    $     --
                                                              =======    =======    ========
     Conversion of Preferred Stock to common stock..........  $    --    $     2    $  4,000
                                                              =======    =======    ========
     Conversion of notes payable to related parties to
       Series A Preferred Stock.............................  $    --    $ 2,405    $     --
                                                              =======    =======    ========
     Accretion of discount and dividends on Preferred
       Stock................................................  $    --    $   684    $    180
                                                              =======    =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

     Exchange Applications, Inc. and its subsidiaries (the "Company") is a provider of open, enterprise customer optimization software and solutions that enable businesses to maximize the economic value of their customers. The Company's Continuous Customer Management ("CCM") solution, including its VALEX software and related consulting and integration services, enables businesses to retain and expand existing profitable customer relationships and to acquire new customers by: (i) analyzing enterprise-wide databases of customer information;
(ii) identifying and prioritizing opportunities; (iii) creating customized streams of targeted, real-time, event-triggered customer communications, such as special offers, follow-up communications, special discounts, new products or service offerings and other marketing campaigns; (iv) selecting the most effective channels through which to communicate with customers, such as direct mail, call centers, the Internet and sales forces; and (v) continuously evaluating the impact of individual and collective customer communications on marketing strategies and customer profitability.

     The Company was incorporated in Delaware on November 7, 1996. Prior to incorporation, the Company operated as a division of two entities, Grant & Partners, Inc. ("GPI") and Grant & Partners L.P. ("GPLP").

     GPI was incorporated in June 1993 and was primarily engaged in providing management consulting services. In November 1994, the Company began operations when it acquired the rights to certain intellectual property and hired employees to commence the development of the VALEX software product.

     On March 28, 1995, GPI entered into a limited partnership agreement with Cyrk, Inc. ("Cyrk") to form GPLP. GPI, as the general partner, contributed all of its assets and liabilities to GPLP for a 50% limited partnership interest. Cyrk purchased the remaining 50% limited partnership interest in GPLP. Upon entering into the partnership agreement, GPI became a holding company, with no substantial operations.

     GPLP was established to provide marketing and customer management services for companies in a wide range of industries including retailing, transportation, banking and manufacturing. GPLP operated as two separate divisions, Exchange Applications ("EA") and Exchange Partners ("EP"). EA's focus was marketing program design and execution, customer database construction and software application development. EP's focus was providing a variety of management consulting services for marketing organizations.

     On November 15, 1996, the Company and GPLP entered into an assignment and assumption agreement whereby GPLP contributed EA to the Company in exchange for 2,300,000 shares of preferred stock ("Preferred Stock") of the Company. In addition, the Company issued 2,484,375 shares of common stock to certain employees. The Preferred Stock held by GPLP contained voting rights equal to two votes for each share of common stock into which the Preferred Stock would convert. As a result, GPLP held approximately 70% of the voting rights of the Company, thereby retaining a controlling interest in the Company.

     In March 1997, the Company restructured its ownership interests through the conversion of the 2,300,000 shares of Preferred Stock into 1,725,000 shares of common stock, the conversion of notes payable to related parties (Cyrk and GPLP) into 2,900,000 shares of Series A redeemable preferred stock ("Series A Preferred Stock") (see Note 10), the payment of $1,000,000 to discharge certain indebtedness to Cyrk, and the sale of 2,555,556 shares of Series B redeemable convertible preferred stock ("Series B Preferred Stock") to venture capital investors. As a result of the issuance of Series B Preferred Stock, GPLP and Cyrk's ownership of the Company decreased to approximately 11% and 38%, respectively, on an as-converted basis. Accordingly, neither GPLP nor Cyrk retained a controlling interest in the Company.

     The accompanying consolidated financial statements prior to the formation of the Company represent the financial results of the EA division as included in the consolidated financial statements of GPLP from January 1, 1996 to November 14, 1996.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

     General corporate overhead costs related to corporate headquarters and shared administrative support were allocated by GPI and GPLP to EA based on a number of factors, including, for example, personnel and space utilized. Management believes these allocations were reasonable and the costs of the services charged to the Company were not materially different from the costs that would have been incurred if the Company had performed these functions as a standalone entity.

(2) SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

  (a) Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

  (b) Net Loss Per Share

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, basic and diluted net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted average number of vested common shares outstanding (See Note 12(b)) for all periods subsequent to November 14, 1996 presented. The basic and diluted net loss per share for the year ended December 31, 1996 differs significantly from other periods presented as a result of the weighted average number of common shares outstanding, which was computed using 1,205,541 vested shares of common stock issued on November 15, 1996, weighted for the entire year ended December 31, 1996. Pro forma basic and diluted net loss per share is calculated by dividing net loss by the weighted average number of vested shares of common stock and preferred stock, on an as-converted basis, outstanding during the period.

     In accordance with SAB No. 98, the Company has determined that there were no nominal issuances of the Company's common stock prior to the Company's planned initial public offering. The dilutive effect of potential common shares, consisting of outstanding stock options and convertible preferred stock, is determined using the treasury stock method and the as-converted method, respectively, in accordance with SFAS No. 128. The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted and pro forma basic and diluted weighted average common shares outstanding:

                                                   YEARS ENDED DECEMBER 31,
                                               ---------------------------------
                                                1996        1997         1998
                                               -------    ---------    ---------
Weighted average common shares outstanding...  319,906    3,575,244    4,032,306
Less: Weighted average unvested common shares
  outstanding................................  164,736      655,469      219,913
                                               -------    ---------    ---------
Basic and diluted weighted average common
  shares outstanding.........................  155,170    2,919,775    3,812,393
Add: Weighted average common shares issuable
  upon conversion of preferred stock.........             2,471,004    3,779,510
                                                          ---------    ---------
Pro forma basic and diluted weighted average
  common shares outstanding..................             5,390,779    7,591,903
                                                          =========    =========

     Diluted weighted average shares outstanding for all periods presented exclude the potential common shares from stock options, unvested common stock and convertible preferred stock, because to include such

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES shares would have been antidilutive. As of December 31, 1996, 1997, and 1998, 3,004,334, 5,598,003 and 2,513,130 potential common shares were outstanding, respectively.

  (c) Cash Equivalents and Marketable Securities

     The Company accounts for cash equivalents and marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. The Company's marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders' equity (deficit). As of December 31, 1997 and 1998, the Company's marketable securities consisted of investment-grade corporate bonds. As of December 31, 1997 and 1998, the Company had recorded unrealized gains of approximately $3,000 and $8,000, respectively.

  (d) Long-Lived Assets

     In accordance with the provisions of SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, the Company evaluates the realizability of its long-lived assets at each reporting period based on projected future cash flows. As of December 31, 1997 and 1998, the Company has determined that no material adjustment to the carrying value of its long-lived assets was required.

  (e) Software Development Costs

     The Company's VALEX software is highly technical and required a significant engineering and development effort. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed, during 1994, 1995 and 1996, the Company capitalized certain software development costs relating to VALEX incurred from the date technological feasibility of the software development project had been established through June 1996. These costs were amortized over an estimated useful life of 18 months commencing with the general availability of the product in June 1996. For the years ended December 31, 1996, and 1997, the Company charged approximately $712,000 and $1,211,000, respectively, to the cost of software license fee revenues for the amortization of these costs. As of December 31, 1997, capitalized software development costs were fully amortized.

     The software development costs incurred subsequent to the commercial release of VALEX were primarily related to product enhancements and product maintenance. Consequently, software development costs that would otherwise be capitalized were not material and, therefore, were expensed as incurred.

  (f) Income Taxes

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. This statement requires the Company to recognize a current tax liability or asset for current taxes payable or refundable and to record a deferred tax asset or liability for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. A deferred tax provision or benefit results from the net change in deferred tax assets and liabilities during the year. A deferred tax valuation allowance is required if it is "more likely than not" that all or a portion of the recorded deferred tax assets will not be realized.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

  (g) Financial Instruments

     SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosures about the fair value of financial instruments. Financial instruments consist principally of cash equivalents, marketable securities, accounts receivable, accounts payable, and redeemable preferred stock. The estimated fair value of these financial instruments approximates their carrying value.

  (h) Concentration of Credit Risk

     SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash equivalents, marketable securities and accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. The Company performs periodic credit evaluations of its customers and has recorded allowances for estimated losses.

  (i) Foreign Currency

     The functional currencies of the Company's wholly owned subsidiaries in the United Kingdom and Australia are the local currencies. The financial statements of the subsidiaries are translated to United States dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues, cost of revenues and expenses. Translation gains and losses are deferred and accumulated as a component of stockholders' equity (deficit). Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not significant during the periods presented.

  (j) Revenue Recognition

     The Company generates revenue from licensing the rights to use its software to end users and certain re-sellers. The Company also generates service and maintenance revenues from integrating its software with its customers' operating environments, the sale of maintenance services and the sale of certain other consulting and development services.

     The Company has recognized revenue in accordance with the provisions of Statement of Position ("SOP") No. 91-1, Software Revenue Recognition. In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued SOP 97-2, Software Revenue Recognition, which supercedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997. The Company adopted the provisions of SOP 97-2 for the year ended December 31, 1997. The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

     Revenues from software license fee agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance. Revenues from software maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. Revenues from professional service arrangements are recognized on either a time and materials or percentage-of-completion basis as the services are performed, provided that amounts due from customers are fixed or determinable and deemed collectible by management.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue or as customer deposits.

     Cost of software license fee revenues consists of costs to distribute the product, including the cost of the media on which it is delivered and royalty payments to third party vendors, as well as the amortization of software development costs. Cost of service and maintenance revenues consists primarily of consulting and support personnel salaries and related costs.

     The Company provides for estimated warranty costs at the time software license fee revenue is recognized.

  (k) Accounting for Stock-Based Compensation

     In 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company has continued to account for employee stock options in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and has included the pro forma disclosures required by SFAS No. 123 for all periods presented.

  (l) New Accounting Standards

     In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-Up Activities, which requires that all nongovernmental entities expense the costs of start-up activities, including organizational costs, as those costs are incurred. The Company has historically recorded all such costs as expenses, in the period incurred.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in stockholders' equity (deficit) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company adopted SFAS No. 130, effective January 1, 1998, and has disclosed comprehensive income (loss) for all periods presented in the accompanying consolidated statements of stockholders' equity (deficit).

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires certain computer software costs associated with internal-use software to be expensed as incurred until certain capitalization criteria are met. The Company will adopt SOP No. 98-1 prospectively beginning January 1, 1999. Adoption of this Statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

  (m) Postretirement Benefits

     The Company has no obligations for postretirement benefits.

  (n) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

(3) PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, net of accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight-line method to allocate the cost of property and equipment over their estimated useful lives. Property and equipment, at cost, and their estimated useful lives are as follows:

                                                                DECEMBER 31,
                                             ESTIMATED        ----------------
                                            USEFUL LIFE        1997      1998
                                         -----------------    ------    ------
                                                               (IN THOUSANDS)
Computers and equipment................       4 years         $  912    $1,906
Furniture and fixtures.................      10 years            307       532
Purchased software.....................       3 years             60       827
Leasehold improvements.................  Life of the lease        39       212
                                                              ------    ------
                                                               1,318     3,477
Less -- Accumulated depreciation and
  amortization.........................                          405       971
                                                              ------    ------
                                                              $  913    $2,506
                                                              ======    ======

     Depreciation and amortization expense for the years ended December 31, 1996, 1997, and 1998 was approximately $176,000, $275,000, and $570,000, respectively.

(4) ACCRUED EXPENSES

     Accrued expenses at December 31, 1997 and 1998 consisted of the following:

                                                            DECEMBER 31,
                                                          ----------------
                                                           1997      1998
                                                          ------    ------
                                                           (IN THOUSANDS)
Payroll and related costs...............................  $1,508    $2,481
Royalties...............................................     283        47
Other...................................................   1,456     2,964
                                                          ------    ------
                                                          $3,247    $5,492
                                                          ======    ======

(5) INCOME TAXES

     The Company recorded a provision of $111,000 in 1998 for foreign income taxes on income earned by its subsidiary in the United Kingdom. No provision for federal or state income taxes has been recorded, as the Company incurred net operating losses for all periods presented. The Company had net operating loss carryforwards of approximately $2,180,000 at December 31, 1998 to reduce future income taxes, if any. These carryforwards expire through 2018 and are subject to review and possible adjustment by the Internal Revenue Service ("IRS").

     The Tax Reform Act of 1986 contains provisions that may limit the amount of net operating loss and credit carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three-year period in excess of 50%, as defined. The Company believes it has experienced a change in ownership in excess of 50%. The Company does not believe that this change in ownership will significantly impact the Company's ability to utilize its net operating loss carryforwards.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

     The approximate tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets are as follows:

                                                            DECEMBER 31,
                                                          ----------------
                                                          1997      1998
                                                          -----    -------
                                                           (IN THOUSANDS)
Nondeductible expenses and reserves.....................  $ 465    $ 1,059
Net operating loss carryforwards........................    318        872
                                                          -----    -------
                                                            783      1,931
                                                          -----    -------
Valuation allowance.....................................   (783)    (1,931)
                                                          -----    -------
     Net deferred tax asset.............................  $  --    $    --
                                                          =====    =======

     It is the Company's objective to become a profitable enterprise and to realize the benefits of its deferred tax assets. However, in evaluating the realizability of these deferred tax assets, management has considered the Company's short operating history, the volatility of the market in which it competes and the operating losses incurred to date, and believes that given the significance of this evidence, a full valuation reserve against its deferred tax assets is required as of December 31, 1997 and 1998. The increase in the valuation allowance during these periods relates primarily to the Company's operating losses recorded.

(6) REVOLVING NOTE AGREEMENT

     In December 1997, the Company entered into a $2,000,000 revolving note agreement (the "Note") with a bank. Borrowings and the face amount of outstanding letters of credit are limited to 75% of qualified receivables. As of December 31, 1997 and 1998, letters of credit totaling $945,000 and $971,000, respectively, were outstanding. Borrowings under the Note bear interest at the bank's prime rate (8.25% at December 31, 1998) plus .75% per annum, payable monthly in arrears. The Note, which expires May 31, 1999, is secured by substantially all assets of the Company. As of December 31, 1997 and 1998, no borrowings were outstanding under the Note.

     Under the Note agreement as amended, the Company must comply with certain restrictive financial covenants. As of December 31, 1997 and 1998 the Company had received waivers from the bank for all events of default.

(7) RELATED PARTY TRANSACTIONS

  (a) Notes Payable

     As of December 31, 1996, the Company had outstanding demand notes payable totaling $2,960,000 to Cyrk and $274,000 to GPLP. These notes bore interest at the prime rate payable monthly in arrears. Interest expense on the demand notes payable amounted to approximately $193,000 and $43,000 for the years ended December 31, 1996 and 1997, respectively. On March 18, 1997, $1,000,000 of principal and accrued interest was repaid and the remaining principal balance on the Notes was converted into 2,900,000 shares of Series A Preferred Stock (see
Note 10).

  (b) Transactions with GPLP

     As discussed in Note 1, on November 15, 1996, the Company and GPLP entered into an assignment and assumption agreement whereby the Company received the EA business from GPLP in exchange for 2,300,000 shares of the Company's convertible preferred stock. At the date of transfer, the total liabilities of the EA business exceeded its total assets by approximately $1,700,000. GPLP contributed $870,000 of its advances to EA to the capital of the Company.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

  (c) Exchange Marketing Group

     In March 1997, the Company entered into an employment termination agreement with an officer of the Company. Upon termination, the officer established Exchange Marketing Group ("EMG"). The Company repurchased 341,125 shares of common stock from the officer and six other employees who also terminated their employment with the Company.

     In March 1997, the Company loaned EMG $350,000, as evidenced by a note receivable. This note accrued interest at 9% per annum with quarterly interest payments due commencing June 30, 1997. This note and all accrued interest were repaid in February 1998.

(8) COMMITMENTS

  (a) Lease Obligations

     The Company leases certain equipment under agreements that are accounted for as capital leases and expire at various dates through year 2001. Interest rates on these leases range from 12.0% to 14.5%.

     The Company has certain noncancellable operating leases for facilities and equipment. The operating leases expire at various dates through the year 2003. The Company has letters of credit outstanding with a bank (see Note 6) for $971,000 as collateral on its leased facilities and certain equipment. Total rent expense, net of sublease rent income, under these agreements was approximately $239,000, $399,000, $924,000 for the years ended December 31, 1996, 1997, and 1998, respectively.

     At December 31, 1998, the minimum lease commitments for all leased facilities and equipment with an initial or remaining term in excess of one year are as follows:

                                                       CAPITAL      OPERATING
                                                       LEASES        LEASES
                                                       -------      ---------
                                                           (IN THOUSANDS)
1999.................................................   $246         $1,738
2000.................................................    125          1,854
2001.................................................     31          1,558
2002.................................................     --          1,297
2003.................................................     --            486
Thereafter...........................................     --             --
                                                        ----         ------
     Total minimum payments..........................    402         $6,933
                                                                     ======
Less -- Amount representing interest.................     41
                                                        ----
     Principal obligation............................    361
                                                        ----
Less -- Current portion..............................    216
                                                        ----
                                                        $145
                                                        ====

     As of December 31, 1998, the Company had entered into two sublease agreements that will reduce rent expense by approximately $550,000, $355,000 and $236,000 for the years ended December 31, 1999, 2000 and 2001, respectively. For the year ended December 31, 1998, $291,000 sublease rent income was included in the net rent expense above.

  (b) Royalty

     The Company licensed certain intellectual property from a third party, which has been integrated with VALEX, under a royalty-bearing agreement. Under the terms of the license agreement, the Company is required to pay royalties to the licensor totaling approximately $656,000 on the first $10,000,000 of cumulative

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

VALEX license fees. In the second quarter of 1998, the aggregate sales of VALEX had exceeded the $10,000,000 limit. Accordingly, the Company has no further royalty obligation under this agreement. For the years ended December 31, 1996, 1997 and 1998, the Company charged royalties of approximately $114,000, and $456,000, and $86,000, respectively, to the cost of software license fees relating to this agreement.

(9)  PREFERRED STOCK

     At incorporation on November 7, 1996, the Company authorized 10,000,000 shares of $.001 par value Preferred Stock for future issuance in one or more series. On November 15, 1996, the Company issued 2,300,000 shares of Preferred Stock to GPLP in consideration for a capital contribution of $870,000, as discussed in Note 1 and Note 8(b).

     On March 18, 1997, the Company converted all of its previously outstanding shares of Preferred Stock into 1,725,000 shares of common stock. The Company then amended its certificate of incorporation to reduce the number of authorized shares of its $.001 par value preferred stock to 5,455,556 shares, of which 2,900,000 shares were designated as Series A Preferred Stock and 2,555,556 shares were designated Series B Preferred Stock. The 2,900,000 shares of Series A Preferred Stock were issued upon the conversion of $2,405,000 of notes payable to the related parties, as discussed in Note 8(a). The 2,555,556 shares of Series B Preferred Stock were sold to venture capital investors at a price of $1.565 per share, with net proceeds to the Company of $3,888,000.

     On December 4, 1997, the Company authorized an additional 1,223,954 shares of $.001 par value Preferred Stock and designated these shares as Series C Convertible Preferred Stock ("Series C Preferred Stock"). The 1,223,954 shares of the Series C Preferred Stock were sold to venture capital investors at a price of $3.268 per share, with net proceeds to the Company of $3,987,000.

     The Company loaned $125,000 to an officer for the purchase of approximately 38,000 shares of Series B Preferred Stock from another stockholder. The loan is evidenced by a note that bears interest at the prime rate and is secured by the 38,000 shares of Series B Preferred Stock the officer purchased. The Company has accounted for this loan as a stock subscription receivable classified as Due from Officer in the accompanying consolidated statements of stockholders' equity (deficit) as of December 31, 1997 and 1998.

     The rights and preferences of the Company's preferred stock are as follows:

  Dividends

     Each outstanding share of Series A Preferred Stock accrues a cumulative annual dividend of 8.25%. Holders of Series B Preferred Stock and Series C Preferred Stock are entitled to a proportionate share of any cash or noncash common stock dividend as though they were holders of the number of shares of common stock into which their shares were convertible as of the date declared. To date, no dividends have been declared. The Company has provided for Series A Preferred Stock cumulative dividends by accreting charges against the accumulated deficit with corresponding increases to the carrying value of the Series A Preferred Stock. Such increases aggregated approximately $189,000 and $180,000 for the years ended December 31, 1997 and 1998, respectively.

  Liquidation Preference

     Upon liquidation, the holders of Series C Preferred Stock are entitled to receive $3.268 per share, plus all accrued or declared but unpaid dividends, prior to any distribution to any holder of any share of any other class or series of capital stock. If available assets are sufficient to permit payment of the full preferential amounts on the Series C Preferred Stock, then holders of Series B Preferred Stock are entitled to receive out of any additional assets up to $1.565 per share, plus all accrued or declared but unpaid dividends, and then holders of

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

Series A Preferred Stock are entitled to receive out of any additional assets up to $1.00 per share, plus all accrued or declared but unpaid dividends. If the assets available for distribution with respect to any such series of capital stock are insufficient to permit the payment of the full preferential amount on such series, as described above, then the holders of such series shall share ratably on the distribution of assets within that series of stock. If the remaining assets of the Company permit a distribution to common stockholders, then holders of Series B Preferred Stock are entitled to share ratably in such distribution with the holders of common stock as if their shares had been converted to common stock.

  Redemption

     The Company may at any time redeem all or any portion of the shares of Series A Preferred Stock then outstanding at $1.00 per share, plus all accrued or declared but unpaid dividends. The number of shares to be redeemed by each holder shall be equal to each specific holder's pro rata share of the total amount outstanding.

     If upon any redemption of Series A Preferred Stock the assets available for redemption are insufficient to pay to the holders of Series A Preferred Stock the full redemption value, the holders of a majority of Series A Preferred Stock may elect (i) that no redemption be made (in which event all rights in respect of the shares to be redeemed shall continue in full force and effect) or (ii) that the holders shall share ratably in the redemption according to the respective amounts which would have been payable to them.

     Upon an IPO with gross proceeds of at least $20,000,000 at an offering price per common share such that the amount obtained by multiplying such offering price by the number of common stock equivalents, as defined, outstanding immediately after such offering would be at least $130,000,000 (a "Qualified Offering"), all shares of Series A Preferred Stock would be automatically canceled and the shares outstanding prior to such closing would no longer be deemed to be outstanding.

     In the event that the Company completes an IPO that is not a Qualified Offering, holders of Series A Preferred Stock have the option to redeem all shares held for $0.50 per share plus fifty percent of all accrued or declared but unpaid dividends. All shares surrendered under such redemption shall be canceled. Subsequent to redemption, all rights in respect of the Series A Preferred Stock, except the right to receive the liquidation preference, shall cease and terminate, and such shares shall no longer be deemed to be outstanding.

     On December 14, 1998, the Company completed an IPO that satisfied the conditions of a Qualified Offering. Accordingly, Series A Preferred Stock was reclassified to $3,269,000 of additional paid-in capital and the Series B Preferred Stock, at a redemption value of $4,000,000, was converted into 2,555,556 shares of Common Stock without any cash payment required to be made to the holders of Series B Preferred Stock.

  Voting

     Holders of Series A Preferred Stock did not have voting rights. Each share of Series B and Series C Preferred Stock voted ratably with the common stockholders as if their shares had been converted to common stock.

  Conversion

     Holders of Series B and Series C Preferred Stock have the option to convert any such shares into common shares at any time. Upon a conversion of each share of Series B and Series C Preferred Stock, the number of common shares to be issued is an amount equal to their respective liquidation preferences divided by the product of the number of shares being converted and the conversion price at that time, as defined.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

     The conversion price shall initially be the respective per share liquidation preference for each series of preferred stock and is subject to adjustment in the event that common stock or common stock equivalents are issued for less per share than the conversion price, subject to certain exceptions.

     Upon closing of the Company IPO on December 14, 1998, all outstanding shares of preferred stock shall were automatically converted into 3,779,510 shares of common stock and all rights with respect to the preferred stock were automatically waived upon conversion.

(10) REDEEMABLE PREFERRED STOCK

     The following is a summary of the activity for the Series A and Series B Preferred Stock:

                                            SERIES A                  SERIES B
                                           REDEEMABLE          CONVERTIBLE REDEEMABLE
                                         PREFERRED STOCK           PREFERRED STOCK
                                     -----------------------   -----------------------     TOTAL
                                     NUMBER OF    REDEMPTION   NUMBER OF    REDEMPTION   REDEMPTION
                                       SHARES       VALUE        SHARES       VALUE        VALUE
                                     ---------    ----------   ---------    ----------   ----------
                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
Balance, December 31, 1996.........          --    $    --             --    $    --      $    --
  Conversion of notes payable to
     related parties into Series A
     Preferred Stock...............   2,900,000      2,405             --         --        2,405
  Issuance of Series B Preferred
     Stock.........................          --         --      2,555,556      4,000        4,000
  Accretion of discount and
     dividends on Series A
     Preferred Stock...............          --        684             --         --          684
                                     ----------    -------     ----------    -------      -------
Balance, December 31, 1997.........   2,900,000      3,089      2,555,556      4,000        7,089
  Accretion of dividends on Series
     A Preferred Stock.............          --        180             --         --          180
  Retirement of Series A Preferred
     Stock.........................  (2,900,000)    (3,269)            --         --       (3,269)
  Conversion of Series B Preferred
     Stock to common stock.........          --         --     (2,555,556)    (4,000)      (4,000)
                                     ----------    -------     ----------    -------      -------
Balance, December 31, 1998.........          --    $    --             --    $    --      $    --
                                     ==========    =======     ==========    =======      =======

     During 1997, the Company issued Series A Preferred Stock at a discount of $495,000 from its redemption value. The Company accreted this discount to the Series A Preferred Stock through a charge to accumulated deficit upon issuance.

(11) STOCKHOLDERS' EQUITY (DEFICIT)

  (a) Common Stock

     At incorporation, the Company authorized 10,000,000 shares of $.001 par value common stock. In March 1997 and December 1997 and July 1998, the Company amended its certificate of incorporation to increase the number of authorized shares of $.001 par value common stock to a total of 30,000,000 shares.

     The Company has reserved 3,724,963 shares of common stock for the issuance of stock options under the 1996 Stock Incentive Plan. On July 15, 1998, the Company reserved an additional 3,000,000 shares of common stock in connection with the adoption of the 1998 Stock Incentive Plan, an Employee Stock Purchase Plan and a Directors' Stock Option Plan.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

  (b) Restricted Common Stock

     At incorporation, the Company issued 2,484,375 shares of common stock to the Company's founders and employees at $.001 per share, the fair market value as determined by the Board of Directors at the time of issuance.

     In connection with the issuance of common stock, the Company and two of its founders signed a Founder Restricted Stock Agreement (the "Founder Agreement"). These shares vested 50% immediately with the balance vesting ratably on an annual basis through January 1, 1999.

     As provided in the Founder Agreement, if the employment of the founders is terminated, the Company has the option (the "Company Option") to purchase their unvested stock. This Company Option shall be exercisable by the Company at a price equal to the lesser of the issue price or the fair market value of the stock as determined by the Board of Directors. In March 1997, one of the founders terminated employment, resulting in the Company's repurchase of unvested common shares (see Note 8(c)).

     In addition, on November 15, 1996, the Company and all of its employees holding common stock, excluding the two founders, signed restricted stock agreements (the "Restricted Stock Agreements") providing for shares issued from the 1996 Stock Incentive Plan to vest retroactively, 25% on the respective employee's date of hire with an additional 25% on each anniversary thereafter.

     According to the Restricted Stock Agreements, if an employee ceases to provide services to the Company either as a consultant or employee prior to the third anniversary of the date of hire, the Company has the right to repurchase the unvested stock from the employee at the price paid by the employee.

     In the event of a change of control, as defined, all remaining unvested stock held by the founders and employees issued under the Founder Agreement and Restricted Stock Agreements shall be deemed vested and the Company's options to repurchase unvested shares of restricted common stock shall immediately terminate. The completion of the Company's initial public stock offering in December 31, 1998 did not constitute a change of control under the Founder Agreement or any of the Restricted Stock Agreements.

     In March 1997, the Company repurchased 341,125 shares of unvested common stock at $.001 per share from an officer and six employees who terminated their employment with the Company. (See Note 8(c)). As of December 31, 1998 the Company has repurchased an additional 23,880 shares of unvested common stock at $.001 per share since March 1997 from other terminated employees.

(12) STOCK OPTIONS

     In November 1996, the Company adopted the 1996 Stock Incentive Plan (the 1996 Plan), which provides for the grant of incentive stock options, nonqualified stock options and restricted common stock to officers, employees and directors who are also employees of the Company. Non-employee directors and outside consultants to the Company are eligible to receive nonqualified options and restricted common stock only.

     The 1996 Plan is administered by the Board of Directors, which determines the fair market value and the purchase price for such options. Options generally vest over a four-year period and expire 10 years from the date of grant. Restricted common stock awards entitle recipients to purchase shares of the Company's common stock subject to restrictions concerning the sale, transfer and other disposition of the shares issued until such shares are vested. The shares subject to options that expire or are not exercised for other reasons, or any restricted common stock that is repurchased by the Company will be available for future grant under the 1996 Plan.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

     In addition, the 1996 Plan provides for the granting of time accelerated incentive stock options. During 1997 and 1998, approximately 608,000 time accelerated incentive stock options were granted to certain employees. These options vest and become exercisable 25% annually upon the achievement of certain performance criteria (the "Criteria") as approved by the Company on an annual basis, or after a predetermined number of years from the date of grant. The Criteria, which are set each year by the Board of Directors, allows for vesting upon the achievement of the Criteria as of December 31 for that year.

     Stock option activity from the 1996 Plan's inception through December 31, 1998 is as follows:

                                      NUMBER OF      RANGE OF       WEIGHTED AVERAGE
                                       SHARES     EXERCISE PRICES    EXERCISE PRICE
                                      ---------   ---------------   ----------------
Outstanding, December 31, 1995......     --             $--             -$-
     Granted........................    968,575        0.001              0.001
     Exercised......................   (968,575)       0.001              0.001
                                      ---------   ---------------        ------
Outstanding, December 31, 1996......     --             --                 --
     Granted........................  1,449,475   0.65 --   1.35           0.74
     Exercised......................    (10,096)       0.65                0.65
     Canceled.......................    (40,154)  0.65 --   0.85           0.66
                                      ---------   ---------------        ------
Outstanding, December 31, 1997......  1,399,225   0.65 --   1.35           0.74
     Granted........................  1,251,000   1.35 --  14.50           7.43
     Exercised......................    (84,210)  0.65 --   1.35           0.69
     Canceled.......................    (99,107)  0.65 --  14.50           1.80
                                      ---------   ---------------        ------
Outstanding, December 31, 1998......  2,466,908   $0.65 -- $11.00        $ 4.09
                                      =========   ===============        ======
Exercisable, December 31, 1998......    729,808   $0.65 -- $11.00        $ 1.88
                                      =========   ===============        ======

     In connection with certain stock option grants in 1997 and 1998, the Company has recorded a total of $1,101,000 of deferred compensation expense, which is being amortized and charged to operations over the four-year vesting period of the related options. Total option-related compensation expense pertaining to these grants was $14,000 and $241,000 for the years ended December 31, 1997 and 1998, respectively.

     On July 15, 1998, the Board of Directors and stockholders approved (i) the adoption of the 1998 Stock Incentive Plan pursuant to which 2,700,000 additional shares of the Company's common stock have been reserved for future issuance,
(ii) the adoption of an Employee Stock Purchase Plan pursuant to which 200,000 shares of the Company's common stock have been reserved for future issuance,
(iii) the adoption of a Directors' Stock Option Plan pursuant to which 100,000 shares of the Company's common stock have been reserved for future issuance. No grants have been made out of these plans as of December 31, 1998.

     On November 10, 1998 the Company amended the terms of all Stock Option Agreements granted between May 1, 1998 and September 30, 1998 whereby the exercise prices on options to purchase 319,100 shares of common stock were reduced to $10.00 per share.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

     The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted during 1996, 1997 and 1998 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used were as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                -----------------------------------
                                                  1996         1997         1998
                                                  ----         ----         ----
Risk-free interest rate.......................    6.3%         5.96%        5.40%
Expected dividend yield.......................     --           --           --
Expected lives................................   4 years      4 years      4 years
Expected volatility...........................     76%          79%          79%
Weighted average grant date fair value........    $.002        $.46         $2.45
Weighted average remaining contractual life of
  options outstanding.........................  9.9 years    9.1 years    8.3 years

     Had compensation expense for the Company's stock option plans been determined consistent with SFAS No. 123, net loss and net loss per share would have been approximately as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                  --------------------------------------
                                                     1996          1997          1998
                                                     ----          ----          ----
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
As reported --
  Net loss applicable to common
     stockholders.............................     $(1,606)      $(3,297)      $(1,156)
                                                   =======       =======       =======
  Basic and diluted net loss per share........     $(10.35)      $ (1.13)      $ (0.30)
                                                   =======       =======       =======
Pro forma --
  Net loss applicable to common
     stockholders.............................     $(1,607)      $(3,469)      $(3,364)
                                                   =======       =======       =======
  Basic and diluted net loss per share........     $(10.36)      $ (1.19)      $ (0.88)
                                                   =======       =======       =======

(13) EMPLOYEE BENEFIT PLAN

     The Company has a qualified 401(k) savings plan (the "401(k) Plan") covering all of the Company's eligible full-time employees. Under this plan, participants may elect to defer a portion of their compensation, subject to certain IRS limitations. The Company does not currently provide employer matching contributions under the 401(k) Plan.

(14) SEGMENT AND ENTERPRISE WIDE REPORTING

     The Company has adopted SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131) in the fiscal year ended December 31, 1998. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis of each reportable segment of an enterprise. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision maker or decision making group, in deciding how to allocate resources and assess performance. Unless impracticable, companies are required to restate prior period information upon adoption. To date, the Company has viewed its operations and managed its business as principally one segment. As a result, the financial information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (INCLUDING DATA APPLICABLE TO UNAUDITED PERIODS)

     Revenues by geographic destination as a percentage of total revenues are as follows:

                                                            YEARS ENDED
                                                            DECEMBER 31,
                                                        --------------------
                                                        1996    1997    1998
                                                        ----    ----    ----
United States.........................................   96%     86%     68%
United Kingdom........................................   --       5      14
Canada................................................    4       8      14
Germany...............................................   --      --
                                                         --      --       2
Other.................................................   --       1       2
                                                        ---     ---     ---
                                                        100%    100%    100%
                                                        ===     ===     ===

     The Company established a foreign subsidiary in the United Kingdom in July 1997 and in Australia in April 1998. Operations in various geographic areas, since the inception of that entity, are summarized as follows:

                                  UNITED    UNITED
                                  STATES    KINGDOM   AUSTRALIA   ELIMINATIONS   CONSOLIDATED
                                  ------    -------   ---------   ------------   ------------
Year Ended December 31, 1997
     Total revenues............  $ 12,092   $  577      $  --            --        $12,669
                                 ========   ======      =====       =======        =======
     Net loss..................  $ (2,586)  $  (27)     $  --            --        $(2,613)
                                 ========   ======      =====       =======        =======
     Identifiable assets.......  $ 11,078   $  925      $  --       $  (603)       $11,400
                                 ========   ======      =====       =======        =======

Year Ended December 31, 1998
     Total revenues............  $ 21,415   $4,764      $ 304       $(1,707)       $24,776
                                 ========   ======      =====       =======        =======
     Net income (loss).........  $   (683)  $   81      $(374)      $    --        $  (976)
                                 ========   ======      =====       =======        =======
     Identifiable assets.......  $ 31,221   $2,127      $ 367       $(1,924)       $31,791
                                 ========   ======      =====       =======        =======

     Information with respect to the year ended December 31, 1996 are not presented as the Company had no foreign operations during that period.

     The following table summarizes the number of customers that individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenues and accounts receivable.

                                          REVENUE               ACCOUNTS RECEIVABLE
                                  -----------------------    --------------------------
                                               PERCENT OF                  PERCENT OF
                                  NUMBER OF      TOTAL       NUMBER OF    TOTAL ACCOUNT
                                  CUSTOMERS     REVENUE      CUSTOMERS     RECEIVABLES
                                  ---------    ----------    ---------    -------------
December 31, 1996...............      3            41            4             74
December 31, 1997...............      2            56            2             66
December 31, 1998...............      1            13            3             47

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

(15) ALLOWANCE FOR DOUBTFUL ACCOUNTS

     A summary of the allowance for doubtful accounts is as follows:

                                                       DECEMBER 31,
                                                   ---------------------
                                                   1996     1997    1998
                                                   ----     ----    ----
                                                      (IN THOUSANDS)
Balance, beginning of period...................    $  75    $ 43    $206
  Provision for doubtful accounts..............       99     180     130
  Write-offs...................................     (131)    (17)    (49)
                                                   -----    ----    ----
Balance, end of period.........................    $  43    $206    $287
                                                   =====    ====    ====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the section entitled "Election of Directors" included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1999, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year to which this Annual Report on Form 10-K relates. Certain information concerning the registrant's executive officers is included under the caption "Executive Officers of the Registrant" at pages 14-15 following Part I, Item 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the section entitled "Executive Compensation" included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1999, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year to which this Annual Report on Form 10-K relates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the section titled "Voting Securities" included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1999, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year to which this Annual Report on Form 10-K relates.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section "Compensation Committee Interlocks, Insider Participation and Certain Transactions" included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1999, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year to which this Annual Report on Form 10-K relates.

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (A)(1) FINANCIAL STATEMENTS.

     Financial statements are shown in the index and other information on page 13 of this report

     (A)(2) SCHEDULES.

     All schedules have been omitted because either they are not required, are not applicable or the information is otherwise set forth in the Consolidated Financial Statements and notes thereto.

     (A)(3) EXHIBITS. The following is a list of exhibits filed herewith or incorporated by reference herein:

EXHIBITS
--------
   3.1*     Form of Amended and Restated Certificate of Incorporation of
            the Registrant (filed as Exhibit 3.1 to the Company's
            Registration Statement on Form S-1, dated July 22, 1998,
            File No.333-59613)

   3.2*     Form of Amended and Restated By-laws of the Registrant
            (filed as Exhibit 3.2 to the Company's Registration
            Statement on Form S-1, dated July 22, 1998, File No.
            333-59613)

   4.1*     Specimen Certificate for Shares of the Registrant's Common
            Stock, $.001 par value (filed as Exhibit 4.1 to
            Pre-Effective No. 3 to the Company's Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)

   4.2*     Amended and Restated Registration Rights Agreement dated
            December 4, 1997 (filed as Exhibit 10.14 to the Company's
            Registration Statement on Form S-1, dated July 22, 1998,
            File No. 333-59613)

  10.1* Form of 1998 Stock Incentive Plan, with related forms of stock option agreements (filed as Exhibit 10.1 to Pre-Effective No. 1 to the Company's Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)

  10.2* 1996 Stock Incentive Plan, as amended, with related forms of stock option agreements and form of restricted stock agreement (filed as Exhibit 10.2 to the Company's
            Registration Statement on Form S-1, dated July 22, 1998,
            File No. 333-59613)

  10.3* Form of 1998 Director Stock Option Plan, with related form of stock option agreement. (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, dated July 22,
            1998, File No. 333-59613)

  10.4*     Form of 1998 Employee Stock Purchase Plan (filed as Exhibit
            10.4 to the Company's Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)

  10.5*     401(k) Plan (filed as Exhibit 10.5 to the Company's
            Registration Statement on Form S-1, dated July 22, 1998,
            File No. 333-59613)

  10.6*     Employment Agreement, dated November 15, 1996, between the
            Registrant and Andrew J. Frawley (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, dated July
            22, 1998, File No. 333-59613).

  10.7* Restricted Stock Agreement, dated November 8, 1996, between the Registrant and Andrew J. Frawley (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1, dated
            July 22, 1998, File No. 333-59613).

  10.8*     Consulting Agreement, dated March 18, 1997, between the
            Registrant and Exchange Marketing Group, LLC (filed as
            Exhibit 10.8 to the Company's Registration Statement on Form

  10.9*     Securities Purchase Agreement, dated March 18, 1997 (filed as
            Exhibit 10.9 to the Company's Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)

  10.10*    Securities Purchase Agreement, dated December 4, 1997 (filed as
            Exhibit 10.10 to the Company's Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)

  10.11* Stock Purchase and Waiver Agreement, dated December 4, 199 (filed as Exhibit 10.11 to the Company's Registration Statement on
            Form S-1, dated July 22, 1998, File No. 333-59613)

  10.12* Promissory Note, dated December 4, 1997, by Andrew J. Frawley payable to the Registrant (filed as Exhibit 10.12 to the Company's
            Registration Statement on Form S-1, dated July 22, 1998, File
            No. 333-59613)

  10.13*    Amended and Restated Stockholders Agreement dated December 4, 1997
            (filed as Exhibit 10.13 to the Company's Registration Statement on
            Form S-1, dated July 22, 1998, File No. 333-59613)

  10.14* Letter Agreement, dated December 22, 1997, between the Registrant and Fleet National Bank, as amended, and the related Promissory Note
            (filed as Exhibit 10.15 to the Company's Registration Statement on
            Form S-1, dated July 22, 1998, File No. 333-59613)

EXHIBITS
--------
 10.15*     Stock Purchase Agreement, dated June 25, 1998, and the related
            Waiver Agreement to the Amended and Restated Stockholders Agreement,
            dated June 25, 1998 (filed as Exhibit 10.16 to the Company's
            Registration Statement on Form S-1, dated July 22, 1998, File
            No. 333-59613)

 10.16*     Office lease for 89 South Street, Boston, Massachusetts (filed as
            Exhibit 10.17 to the Company's Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)

 10.17* Assignment and Assumption Agreement, dated November 15, 1996, between the Registrant and Grant & Partners Limited Partnership
            (filed as Exhibit 10.18 to Pre-Effective No. 1 to the Company's
            Registration Statement on Form S-1, dated July 22, 1998, File
            No. 333-59613)

 10.18*     Termination Agreements, each dated March 18, 1997, between the
            Registrant and the employee of the Registrant named therein (filed as Exhibit 10.19 to Pre-Effective No. 1 to the Company's
            Registration Statement on Form S-1, dated July 22, 1998, File
            No. 333-59613)

 10.19* Consulting Agreement, dated March 18, 1997, between the Registrant and Exchange Marketing Group, LLC (filed as Exhibit 10.8 to the
            Company's Registration Statement on Form S-1, dated July 22, 1998,
            File No. 333-59613)

 21.1*      Subsidiaries of Registrant (filed as Exhibit 21.1 to the Company's
            Registration Statement on Form S-1, dated July 22, 1998, File
            No. 333-59613)

 27.1       Financial Data Schedule

---------------
     (b) Current Reports on Form 8-K: [None.]

* Incorporated by reference

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant, Exchange Applications, Inc., has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on this 30th day of March, 1999.

                                      EXCHANGE APPLICATIONS, INC.

                                      By: /s/ ANDREW J. FRAWLEY
                                          ----------------------------------
                                          ANDREW J. FRAWLEY
                                          CHAIRMAN OF THE BOARD, PRESIDENT
                                          AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated:


     SIGNATURE                         TITLE                         DATE
     ---------                         -----                         ----


/s/ ANDREW J. FRAWLEY           Chairman of the Board,           March 30, 1999
------------------------------  President, Chief Executive
ANDREW J. FRAWLEY               Officer and Director
                                (Principal Executive Officer)


/s/ DEAN F. GOODERMOTE*         Director                         March 30, 1999
------------------------------
DEAN F. GOODERMOTE


/s/ JEFFREY HORING*             Director                         March 30, 1999
------------------------------
JEFFREY HORING


/s/ RAMANAN RAGHAVENDRAN*       Director                         March 30, 1999
------------------------------
RAMANAN RAGHAVENDRAN


/s/ JOHN G. O'BRIEN*            Vice President, Chief            March 30, 1999
------------------------------  Financial Officer,
JOHN G. O'BRIEN                 Treasurer and Secretary
                                (Principal Financial and
                                Accounting Officer)