Form 10-Q
period 1999-03-31
EXCHANGE APPLICATIONS INC
filed 1999-05-13
CIK 1065857

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

                        Commission file number _________

                           EXCHANGE APPLICATIONS, INC.
             (Exact name of registrant, as specified in its charter)

            DELAWARE                                          04-3338916
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

                  89 SOUTH STREET, BOSTON, MASSACHUSETTS        02111
        (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code 617-737-2244
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X] No [ ]

State the number of shares outstanding of the registrant's common stock, as of the latest practicable date.

         Number of Shares  9,825,090         Outstanding as of May 6, 1999

                           Exchange Applications, Inc.

               Form 10-Q for the Three Months Ended March 31, 1999


                                Table of Contents

                          PART I. FINANCIAL INFORMATION

                                                                                                Page Number
Item 1.     Financial statements (unaudited):
            Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998               3
            Consolidated Statements of Operations for the three months ended March 31, 1998
            and 1999                                                                             4
            Consolidated Statements of Cash Flows for the three months ended March 31, 1998
            and 1999                                                                             5
            Notes to Interim Consolidated Financial Statements                                   6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operation                                                                            8

                                        PART II. OTHER INFORMATION
Item 6.     Exhibits and Reports on Form 8-K                                                     15
            Signatures                                                                           16


                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                       DECEMBER 31,    MARCH 31,
                                                                          1998           1999
                                                                       ----------     -------

                                     ASSETS
     Current assets:
       Cash and cash equivalents....................................    $  5,207       $  2,690
       Marketable securities........................................      15,460         15,630
       Accounts receivable, net.....................................       7,553          8,665
       Prepaid expenses and other current assets....................         779          1,113
                                                                        --------       --------
              Total current assets..................................      28,999         28,098
     Property and equipment, net....................................       2,506          3,185
     Long term marketable securities................................         207            204
     Other assets...................................................          79             87
                                                                        --------       --------
              Total assets..........................................    $ 31,791       $ 31,574
                                                                        ========       ========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Accounts payable.............................................    $    393       $    943
       Accrued expenses.............................................       5,492          3,740
       Current portion of obligations under capital leases..........         216            187
       Deferred revenue.............................................       1,354          1,863
                                                                        --------       --------
              Total current liabilities.............................       7,455          6,733
     Obligations under capital leases, net of current portion.......         145            111

     Stockholders' equity:
       Preferred Stock; $.001 par value --
        10,000,000 shares authorized, none issued and outstanding .           --             --
       Common Stock, $.001 par value --
        30,000,000 shares authorized; 10,098,691 and 10,165,508
        shares issued at December 31, 1998 and March 31, 1999,                10             10
        respectively................................................
       Additional paid-in capital...................................      31,688         31,752
       Accumulated deficit..........................................      (6,620)        (6,210)
       Due from officer.............................................        (125)          (125)
       Deferred compensation........................................        (800)          (732)
       Cumulative translation adjustment............................          30             30
       Unrealized gain on marketable securities.....................           8              5
       Treasury stock, at cost;  365,005 shares at December 31, 1998
       and March 31, 1999...........................................          --             --
                                                                        --------       --------
              Total stockholders' equity............................      24,191         24,730
                                                                        --------       --------
              Total liabilities and stockholders' equity ...........    $ 31,791       $ 31,574
                                                                        ========       ========

 The accompanying notes are an integral part of these consolidated financial statements.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)


                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                     1998          1999
                                                                 -----------   -----------

Revenues:
  Software license fees..........................................$     2,711   $     5,008
  Services and maintenance.......................................      2,080         3,312
                                                                 -----------   -----------
         Total revenues..........................................      4,791         8,320
Cost of revenues:
  Software license fees..........................................         84           101
  Services and maintenance.......................................      1,635         1,905
                                                                 -----------   -----------
         Total cost of revenues..................................      1,719         2,006
                                                                 -----------   -----------
Gross profit.....................................................      3,072         6,314
Operating expenses:
  Sales and marketing............................................      1,735         3,171
  Research and development.......................................      1,207         1,821
  General and administrative.....................................        600           899
                                                                 -----------   -----------
         Total operating expenses................................      3,542         5,891
                                                                 -----------   -----------
Income (loss) from operations....................................       (470)          423
Interest income (expense):
  Interest income................................................         41           236
  Interest expense...............................................        (18)           (8)
                                                                 -----------   -----------
         Total interest income (expense).........................         23           228
                                                                 -----------   -----------
Income (loss) before provision for income taxes..................       (447)          651
Provision for income taxes.......................................         --           241
                                                                   ---------     ---------
Net income (loss)................................................       (447)          410
Accretion of discount and dividends on preferred stock...........        (60)           --
                                                                 -----------   -----------
Net income (loss) applicable to common stockholders..............$      (507)  $       410
                                                                 ===========   ===========
Net income (loss) per share (Note 2(c)):
  Basic and diluted net income (loss) per share applicable to
  common stockholders............................................$     (0.14)  $      0.04
                                                                 ===========   ===========
  Basic weighted average  common shares outstanding..............  3,539,164     9,732,100
                                                                 ===========   ===========
  Diluted weighted average  common shares outstanding............  3,539,164    11,604,849
                                                                 ===========   ===========
Pro forma net loss per share for the three months ended March 31, 1998
(Note 2(c)):
  Pro forma basic and diluted net loss per share.................$     (0.06)
                                                                 ===========
  Pro forma basic and diluted weighted average common shares outstanding..................................................  7,318,675
                                                                 ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                        1998        1999
                                                                                      --------    --------
Cash flows from operating activities:
  Net income (loss)................................................                   $  (447)    $   410
  Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation and other amortization..............................                        87         276
  Compensation expense associated with stock options...............                        62          68
  Changes in operating assets and liabilities --
   Accounts receivable.............................................                    (1,359)     (1,112)
    Prepaid expenses and other current assets......................                       443        (334)
    Accounts payable...............................................                       488         550
    Accrued expenses...............................................                      (629)     (1,752)
    Deferred revenue...............................................                       457         509
                                                                                      -------     -------
        Net cash used in operating activities......................                      (898)     (1,385)
                                                                                      -------     -------

Cash flows from investing activities:
  Purchase of marketable securities................................                        --        (171)
  Purchases of property and equipment..............................                      (427)       (955)
  (Increase) decrease in other assets..............................                        --          (8)
                                                                                      -------     --------
        Net used in investing activities...........................                      (427)     (1,134)
                                                                                      -------     -------

Cash flows from financing activities:
  Repayments under capital leases..................................                       (48)        (63)
  Exercise of common stock options.................................                         2          65
                                                                                      -------   ---------
        Net cash provided by (used in) financing activities........                       (46)          2
                                                                                      --------    -------
Effect of exchange rate changes on cash and cash equivalents.......                        46          --
                                                                                      -------     -------
Net decrease in cash and cash equivalents..........................                    (1,325)     (2,517)
                                                                                      -------     --------
Cash and cash equivalents, beginning of year.......................                     5,273       5,207
                                                                                      -------     -------
Cash and cash equivalents, end of year.............................                   $ 3,948     $ 2,690
                                                                                      =======     =======

Supplemental disclosure of cash flow information --
  Cash paid for interest...........................................                   $    18     $     8
                                                                                      =======     =======
  Cash paid for income taxes.......................................                   $    --     $    --
                                                                                      =======     =======

Supplemental disclosure of noncash financing and investing activities:
  Accretion of discount and dividends on Preferred Stock...........                   $    60     $    --
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


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

     The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of Exchange Applications and its wholly owned subsidiaries.

(b) Interim financial reporting

     Certain information and footnote disclosures normally included in the the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 1998 and 1999, respectively. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1999.

(c) Net Income (Loss) Per Share

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, basic and diluted net loss per common share for the three months ended March 31, 1998 is calculated by dividing the net loss applicable to common stockholders by the weighted average number of vested common shares outstanding. Pro forma basic and diluted net loss per share for the three months ended March 31, 1998 is calculated by dividing net loss by the weighted average number of vested shares of common stock and preferred stock, on an as-converted basis, outstanding during the period.

     For the three months ended March 31, 1999 basic net income per common share is calculated by dividing the net income applicable to common stockholders by the weighted average number of vested common shares outstanding for the three months ended March 31, 1999. Diluted net income per common share for the three months ended March 31, 1999 is calculated by dividing the net income applicable to common stockholders by the weighted average number of vested common shares outstanding and the dilutive effect of potential common shares, consisting of outstanding stock options, as determined using the treasury stock method in accordance with SFAS No. 128.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted and pro forma basic and diluted weighted average common shares outstanding:

                                            THREE MONTHS ENDED
                                                 MARCH 31
                                              1998        1999
                                           ---------   ---------
       Weighted average common
         shares outstanding.........       3,880,165   9,768,176
       Less: Weighted average
         unvested common shares
         outstanding................         341,001      36,076
                                           ---------    --------
       Basic and diluted weighted
         average common shares
         outstanding................       3,539,164   9,732,100
       Add: Dilutive potential common
       shares from stock options and
       unvested common stock........          __       1,872,749
       Diluted  weighted average common
         shares outstanding.........       3,539,164  11,604,849
                                                      ==========
       Add: Weighted average common
         shares issuable upon
         conversion of preferred stock     3,779,511
                                           ---------
       Pro forma basic and diluted
         weighted average common shares
         outstanding................       7,318,675
                                           =========

     Diluted weighted average shares outstanding for the three months ended March 31, 1998 exclude the potential common shares from stock options, unvested common stock and convertible preferred stock, because to include such shares would have been antidilutive. As of March 31, 1998, 5,273,421 potential common shares were outstanding.


(d) Comprehensive Income

     The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three months ended March 31, 1998 and 1999 are as follows (in thousands):


                                                THREE MONTHS ENDED MARCH 31,
                                                    1998            1999
                                                  ---------       ---------
Comprehensive income (loss):
   Net income (loss)                              $   (447)       $   410
   Other comprehensive income (loss):
       Foreign currency adjustment                      46             --
       Marketable securities adjustment                 --             (3)
                                                  ---------       -------
   Comprehensive income (loss)                    $   (401)       $   407
                                                  =========       =======

(e) Cash Equivalents and Marketable Securities

     The Company accounts for cash equivalents and marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. The Company's marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders' equity. As of December 31, 1998 and March 31, 1999, the Company's marketable securities consisted of investment grade corporate bonds. As of March 31, 1999, the Company's marketable securities had an average remaining maturity date of 62 days. As of December 31, 1998 and March 31, 1999, the Company had recorded unrealized gains of approximately $8,000 and $5,000, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This discussion contains forward-looking statements that involve risks and uncertainties. Exchange Applications' actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this Form 10-Q.


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

RISK FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

     Risk Factors Relating to Forward-Looking Statements in this report concerning the future results of operations, financial condition and business of the Company are "forward-looking" statements as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934. Investors are cautioned that information contained in these forward-looking statements is inherently uncertain, and that actual performance and results may differ materially due to numerous risk factors, including but not limited to the following: Limited Operating History; History of Losses, Potential for Significant Fluctuations in Quarterly Results, Product Concentration; Dependence on Emerging Market for Customer Optimization Software and Services, Customer Concentration; Dependence on Certain Industries, Management of Growth, Dependence Upon Key Personnel, Absence of History as an Independent Company, Rapid Technological Change and New Products, Competition, Increasing Reliance on Indirect Distribution Channel, Intellectual Property Rights; Use of Licensed Technology, International Operation, Control by Existing Stockholders, Product Liability, Year 2000 Compliance, No Prior Market for the Common Stock; Possible Volatility of Share Price, Anti-Takeover Provisions, Shares Eligible for Future Sale; Registration Rights. The Company's filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 1998, contain additional information concerning such risk factors.

THREE MONTHS ENDED MARCH 31, 1998 AND 1999

  Revenues

     The Company's total revenues increased 74% from $4.8 million in the three months ended March 31, 1998 to $8.3 million for the three months ended March 31, 1999. This increase in total revenues can be attributed to a number of factors, including:

     - an increase in the Company's sales force from 6 direct sales representatives at March 31, 1998 to 22 at March 31, 1999;

     - an increase in international revenues from the Company's subsidiaries in the United Kingdom and Australia; and

     - an increase in services and maintenance revenues from the Company's growing customer base

     Software license fee revenues increased 85% from $2.7 million, or 56.6% of total revenues, in the three months ended March 31, 1998 to $5.0 million, or 60.2% of total revenues, in the three months ended March 31, 1999. The increase in software license fee revenues was primarily due to increased market awareness of the VALEX product, especially in the telecommunications industry, which resulted in an incremental $1.9 million of software license fee revenues from direct sales to customers.

     Services and maintenance revenues increased 59% from $2.1 million or 43.4% of total revenues, in the three months ended March 31, 1998 to $3.3 million, or 39.8% of total revenues, in the three months ended March 31, 1999. The growth of services and maintenance revenues was directly attibutable to additional service engagements and maintenance fees from the Company's increased base of customers. The decrease in services and maintenance revenues as a percentage of total revenues was primarily attributable to the increased software license fee revenues resulting from the market acceptance of VALEX and increasing sales of VALEX by re-sellers and co-marketers that provided certain of the related services. The Company expects that, over time, the parties with whom it has undertaken re-seller and co-marketing relationships will perform more of the professional services associated with software licenses sold through these channels. Therefore, the Company anticipates that services and maintenance revenues will remain the same, or decrease slightly, as a percentage of total revenues. However, if the Company's installed based continues to increase, it is expected that services and maintenance revenues will increase in absolute dollars.

     For the three months ended March 31, 1999, the Company's top five customers accounted for 48.9% of total revenues as compared to 79.0% of total revenues for the three months ended March 31, 1998. None of the top five customers during the three months ended March 31, 1999 were top five customers during the three months ended March 31, 1998. The largest customer during the three months ended March 31, 1999 represented 18.1% of total revenues, while the four largest customers for the three months ended March 31, 1998 represented 39.2%, 11.0%, 10.4%, and 10.1%, respectively, of the Company's total revenues.

     Revenues from customers outside North America were $1.9 million for the three months ended March 31, 1999, representing approximately 22% of total revenues. Revenues from customers outside North America were $878,000 for the three months ended March 31, 1998, representing approximately 18% of total revenues.

  Cost of Revenues

     The Company's cost of revenues consists of costs associated with software license fees and costs associated with services and maintenance. Total cost of revenues as a percentage of total revenues declined from 35.9% in the three months ended March 31, 1998 to 24.1% in the three months ended March 31, 1999.

     Cost of software license fees consists primarily of royalty payments made to third parties for licensed intellectual property included in the VALEX product, and costs associated with software packaging and distribution. In absolute dollars, cost of software license fees increased slightly from $84,000 for the three months ended March 31, 1998 to $101,000 for the three months ended on March 31, 1999. Cost of software license fees, however, decreased as a percentage of total revenues from 1.8% to 1.2% for the three months ended March 31, 1998 and 1999, respectively. Cost of software license fees as a percentage of software license fee revenues decreased from 3.1% to 2.0% for the three months ended March 31, 1998 and 1999, respectively. The increase in cost of software license fees for the three months ended March 31, 1999 over March 31, 1998 resulted from increased shipments of VALEX software and, therefore, the associated royalty expense payable to third parties and costs associated with software packaging and distribution. This increase was partially offset by the fact that the Company's primary royalty obligation in 1998, which was payable on the first $10 million of VALEX sales, was fully satisfied by the end of the second quarter of 1998. As the Company adds additional components to its software products, the Company may choose to license software from third parties. The cost of such licenses may increase the cost of software license fees both in absolute dollars and as a percentage of revenues.

     The Company's cost of services and maintenance consists primarily of personnel, facility and system costs incurred in providing professional consulting services, training, and customer support services. As a result of the increased software license fee revenues, cost of services and maintenance revenues as a percentage of total revenues decreased from 34.1% for the three months ended March 31, 1998 to 22.9% for the three months ended March 31, 1999. Cost of services and maintenance as a percentage of services and maintenance revenues was 78.6% and 57.5% for the three months ended March 31, 1998 and 1999, respectively. The decrease was attributable primarily to the increased contribution of higher margin maintenance revenues resulting from the increased installed base of VALEX customers in the three months ended March 31, 1999 over the same period in 1998.

     As the Company sells more of its software products through re-seller and co-marketing relationships, it is anticipated that the re-sellers will provide certain of the consulting and maintenance services associated with these sales. By using the services resources of the re-sellers and co-marketers, the Company plans to allocate its own professional services resources to:

     -    direct-sale customers;

     - projects that require unique expertise or familiarity with the VALEX product; and

     -    newly identified, more profitable opportunities.

     Due to this fact, and to the continued increase in contribution from higher margin maintenance revenues, the Company expects cost of services and maintenance to decrease slightly as a percentage of both total revenues and service and maintenance revenues in the foreseeable future.

     Overall gross margin increased from 64.1% for the three months ended March 31, 1998 to 75.9% for the three months ended March 31, 1999 due primarily to increased sales of VALEX.



  Operating Expenses

     Sales and Marketing. The Company's sales and marketing expenses consist primarily of salaries for sales and marketing personnel, commissions, travel and promotional expenses. For the three months ended March 31, 1998 and 1999, sales and marketing expenses were 36.2% and 38.1% of total revenues, or $1.7 million and $3.2 million, respectively. The increase is primarily attributable to an increase in sales and marketing personnel from 24 at March 31, 1998 to 57 at March 31, 1999, as well as increased spending on certain promotional activities including trade shows, seminars, and the development of collateral materials designed to increase awareness of the Company and the VALEX product. The investment in the sales and marketing personnel and activities has contributed to increased VALEX revenues and expansion of the customer installation base to over seventy locations in 21 countries. As the Company expands its business into new vertical markets and continues the expansion internationally into Europe and the Asia/Pacific region, the Company expects to continue to invest resources into the sales and marketing arena. While sales and marketing expenses are expected to continue to grow in absolute dollars, the Company expects these expenses to remain the same or decrease slightly as a percentage of total revenues due to economies of scale and increased contribution from indirect sales channels.

     Research and Development. The Company's research and development expenses consist primarily of employee salary and benefits, consultant costs, and equipment and purchased software depreciation costs associated with new product development, enhancement of existing products and quality assurance activities. For the three months ended March 31, 1998 and 1999, research and development expenses were 25.2% and 21.9% of total revenues, or $1.2 million and $1.8 million, respectively. This increase in absolute dollars was primarily a result of the addition of 25 research and development personnel, including contractors, in the three months ended March 31, 1999 as compared to the same period in 1998. Total revenues increased at a faster pace than research and development expenditures, resulting in a decrease in total research and development expense as a percentage of total revenues. The Company anticipates that research and development expenses will continue to increase in absolute dollars but decrease as a percentage of total revenues as it continues to commit substantial resources to enhancing existing product functionality and to developing new products.

     General and Administrative. General and administrative expenses consist primarily of:

     -    salaries and related costs;

     -    outside professional fees;

     -    provision for bad debts; and

     - equipment and software depreciation costs associated with our finance, legal, human resources, information systems, and administrative functions.

     General and administrative expenses increased from $600,000, or 12.5% of total revenues, for the three months ended March 31, 1998 to $899,000, or 10.8% of total revenues, for the three months ended March 31, 1999. Expenses increased in absolute dollars as the Company added eleven employees to its finance, information systems, and human resource departments between March 31, 1998 and March 31, 1999. Expenses declined, however, as a percentage of total revenues, due primarily to economies of scale. The Company expects general and administrative expenses to continue to grow in absolute dollars but to decrease as a percentage of total revenues as a result of the following factors:

     -    the implementation of additional management information systems;

     -    the continuation of the Company's international expansion; and

     - the costs that the Company is incurring as a result of being a publicly-held company.


Interest Income (Expense), Net

     Net interest income increased from $23,000 for the three months ended March 31, 1998 to $228,000 for the three months ended March 31, 1999 primarily as a result of interest earned on proceeds from the Company's initial public offering completed in December 1998.

Provision for Income Taxes.

     No provision for foreign, federal, or state income taxes was recorded for the three months ended March 31, 1998 because the Company incurred a net loss during the three month period. For the three months ended March 31, 1999 the Company recorded a provision for income taxes of $241,000 or 37% of income before income taxes. It is our belief that 37% represents the effective income tax rate for 1999 after taking into account certain tax credits and the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The initial public offering of the Company's common stock completed on December 14, 1998 resulted in net proceeds of approximately $18.5 million. As of March 31, 1999 the Company had $18.3 million in cash and short-term investments. It is the Company's belief that its existing balance of cash, cash equivalents and short-term investments, combined with its $2.0 million revolving note agreement with Fleet National Bank will be sufficient to meet the Company's working capital and anticipated capital expenditure needs for at least the next 12 months. Thereafter, the Company may require additional sources of funds to continue to support our business. There can be no assurance that such capital, if needed, will be available or will be available on terms the Company finds acceptable.

     Cash and cash equivalents as of March 31, 1999 decreased $2.5 million from December 31, 1998. Net cash used for operations of approximately $1.4 million resulted primarily from net income of $754,000 before depreciation expense and non-cash option related compensation expense, offset by an approximate $2.1 million increase in non-cash working capital. The increase in non-cash working capital was primarily attributable to an increase in accounts receivable associated with increased license and services revenue in the 3 months ended March 31, 1999 as compared to the three months ended December 31, 1998 and a reduction of certain accrued expenses from the December 31, 1998 balance as a result of the payment, in the first quarter of 1999, of 1998 year-end performance bonuses as well as some accrued costs related to our initial public offering. These decreases were partially offset by an increase in the balance of accounts payable and deferred revenue from December 31, 1998 to March 31, 1999.

     Net cash used in investing activities for the three months ended March 31, 1999 was a result of property and equipment purchases related to the increase in headcount, the move to new operating facilities in London and expansion of the current facilities in Boston as well as the acquisition of computer hardware and software for development and internal operating systems. In addition, the Company purchased $171,000 of short-term investments with cash that was being maintained in an overnight cash investment account at December 31, 1998. Net cash provided by financing activities of $2,000 consisted of $65,000 in proceeds from the exercise of common stock options offset by $63,000 for the repayment of capital lease obligations.

     The Company had net operating loss carryforwards of approximately $2.2 million at March 31, 1999 to reduce future income taxes, if any. These carryforwards expire through 2018 and are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 contains provisions that may limit the amount of net operating loss and credit carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three-year period in excess of 50% as defined. The Company believes that it experienced a change in ownership in excess of 50%, however the Company does not believe that this change will significantly impact its ability to utilize the net operating loss carryforwards.

     The Company currently has sales offices in the United Kingdom and Australia, in addition to the United States. The Company's revenues from international operations have been denominated in foreign currencies which historically have been stable in relation to U.S. dollars. As a result, the gain or loss from foreign currency transactions has not been material to its operating results. As of March 31, 1999, the material assets and liabilities denominated in foreign currencies include accounts receivable, accounts payable and cash and cash equivalents. Due to the stability of the foreign economies where these assets and liabilities are denominated, the Company has not adopted a policy of hedging foreign currency risks. While it is anticipated that foreign transactions will continue to be denominated in local currencies, the Company expects to use hedging instruments to offset potential currency exposures arising as its international operations expand into less stable economic environments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

     Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency treasury bills and notes with an average maturity of less then twelve months. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 1999, the fair value of the portfolio would decline by an immaterial amount.

     Foreign Currency Exchange Risk. With sales and services offices in the United States, United Kingdom and Australia, and a global customer base, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically the Company's primary exposure has been nondollar-denominated operating expenses and sales by its United Kingdom subsidiary. The introduction of the Euro as a common currency for members of the European Monetary Union, of which the United Kingdom is not a member, occurred in January 1999. To date, we have not noticed any material impact from the introduction of the Euro. We have not determined the impact of the Euro on our foreign currency risk. In addition, as the Company expands its sales and service presence in the Asia/Pacific region in 1999, its exposure to foreign currency exchange rate risks from the more volatile economies of this region will increase. The Company is prepared to hedge against fluctuations in the British Sterling, Euro, or other foreign currency if the exposure becomes material. As of March 31, 1999 the Company's material nondollar-denominated assets and liabilities primarily consisted of cash, accounts receivable, and accounts payable denominated in British Sterling and Australian dollars.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

 (a)     Exhibits

 27 -- Financial Data Schedule

 (b)      Reports on Form 8-K

 No reports on Form 8-K were filed during the quarter for which this report is filed

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     EXCHANGE APPLICATIONS, INC.
                                     (Registrant)

Dated:  May 13, 1999

                                     By: /s/ John G. O'Brien
                                        --------------------------------
                                        John G. O'Brien
                                        Vice President, Chief Financial Officer,
                                        Treasurer, Secretary
                                       (authorized officer and principal finance
                                        and accounting officer)