Form 10-Q
period 1999-06-30
EXCHANGE APPLICATIONS INC
filed 1999-08-06
CIK 1065857

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1999.

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


_______________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes /X/ No / /

State the number of shares outstanding of the registrant's common stock, as of the latest practicable date.

      Number of Shares  10,973,235        Outstanding as of    July 31, 1999
                        ----------                             -------------

                           Exchange Applications, Inc.

               Form 10-Q for the Three Months Ended June 30, 1999


                                Table of Contents

                          PART I. FINANCIAL INFORMATION

                                                                       Page Number
                                                                       -----------
Item 1.    Financial statements (unaudited):
           Consolidated Balance Sheets as of June 30, 1999 and              3
           December 31, 1998
           Consolidated Statements of Operations for the three and
           six months ended June 30, 1998 and 1999                          4
           Consolidated Statements of Cash Flows for the six months
           ended June 30, 1998 and 1999                                     5
           Notes to Interim Consolidated Financial Statements               6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation                               9

Item 3.    Quantitative and Qualitative Disclosure about Market Risk       18

                           PART II. OTHER INFORMATION
Item 4.    Submission of Matters to a Vote of Security Holders             19

Item 6.    Exhibits and Reports on Form 8-K                                19
           Signatures                                                      20

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                     DECEMBER 31,       JUNE 30,
                                                                         1998             1999
                                                                       --------         --------
                              ASSETS
Current assets:
  Cash and cash equivalents ...................................        $  5,207         $ 20,797
  Marketable securities .......................................          15,460           15,147
  Accounts receivable, net ....................................           7,553           10,229
  Prepaid expenses and other current assets ...................             779            1,250
                                                                       --------         --------
         Total current assets .................................          28,999           47,423
Property and equipment, net ...................................           2,506            3,718
Long-term marketable securities ...............................             207            2,985
Other assets ..................................................              79               87
                                                                       --------         --------
         Total assets .........................................        $ 31,791         $ 54,213
                                                                       ========         ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ............................................        $    393         $    642
  Accrued expenses ............................................           5,492            5,464
  Current portion of obligations under capital leases .........             216               --
  Deferred revenue ............................................           1,354            2,447
                                                                       --------         --------
         Total current liabilities ............................           7,455            8,553
Obligations under capital leases, net of current portion ......             145               --

Stockholders' equity:
  Preferred Stock; $.001 par value --
    10,000,000 shares authorized, none issued and outstanding .              --               --
  Common Stock, $.001 par value --
    30,000,000 shares authorized; 10,098,691 and 11,270,618
    shares issued at December 31, 1998 and June 30, 1999,
    respectively...............................................              10               11
  Additional paid-in capital ..................................          31,688           51,869
  Accumulated deficit .........................................          (6,620)          (5,406)
  Due from officer ............................................            (125)            (125)
  Deferred compensation .......................................            (800)            (667)
  Cumulative translation adjustment ...........................              30               (5)
  Unrealized gain on marketable securities ....................               8              (17)
  Treasury stock, at cost;  365,005 shares at December 31, 1998
    and June 30, 1999 .........................................              --               --
                                                                       --------         --------
         Total stockholders' equity ...........................          24,191           45,660
                                                                       --------         --------
         Total liabilities and stockholders' equity ...........        $ 31,791         $ 54,213
                                                                       ========         ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                        THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                             1998            1999           1998            1999
                                                                        ------------    ------------   ------------    ------------
Revenues:
  Software license fees .............................................   $      3,105    $      6,051   $      5,816    $     11,059
  Services and maintenance ..........................................          2,522           3,994          4,602           7,305
                                                                        ------------    ------------   ------------    ------------
         Total revenues .............................................          5,627          10,045         10,418          18,364
Cost of revenues:
  Software license fees .............................................             45              63            129             164
  Services and maintenance ..........................................          1,667           2,402          3,302           4,307
                                                                        ------------    ------------   ------------    ------------
         Total cost of revenues .....................................          1,712           2,465          3,431           4,471
                                                                        ------------    ------------   ------------    ------------
Gross profit ........................................................          3,915           7,580          6,987          13,893
Operating expenses:
  Sales and marketing ...............................................          2,428           3,480          4,163           6,650
  Research and development ..........................................          1,509           2,009          2,716           3,830
  General and administrative ........................................            742           1,055          1,342           1,954
                                                                        ------------    ------------   ------------    ------------
         Total operating expenses ...................................          4,679           6,544          8,221          12,434
                                                                        ------------    ------------   ------------    ------------
Income (loss) from operations .......................................           (764)          1,036         (1,234)          1,459
Interest income (expense):
  Interest income ...................................................             14             240             56             475
  Interest expense ..................................................             (8)             --            (27)             (8)
                                                                        ------------    ------------   ------------    ------------
         Total interest income, net .................................              6             240             29             467
                                                                        ------------    ------------   ------------    ------------
Income (loss) before provision for income taxes .....................           (758)          1,276         (1,205)          1,926
Provision for income taxes ..........................................             --             472             --             713
                                                                        ------------    ------------   ------------    ------------
Net income (loss) ...................................................           (758)            804         (1,205)          1,213
Accretion of discount and dividends on preferred stock ..............            (60)             --           (120)             --
                                                                        ------------    ------------   ------------    ------------
Net income (loss) applicable to common stockholders .................   $       (818)   $        804   $     (1,325)   $      1,213
                                                                        ============    ============   ============    ============
Net income (loss) per share (Note 2(c)):

Basic net income (loss) per share applicable to common stockholders .   $      (0.22)   $       0.08   $      (0.37)   $       0.12
                                                                        ============    ============   ============    ============

Diluted net income (loss) per share applicable to common stockholders   $      (0.22)   $       0.07   $      (0.37)   $       0.10
                                                                        ============    ============   ============    ============
  Basic weighted average  common shares outstanding .................      3,656,258      10,125,292      3,597,711       9,946,734
                                                                        ============    ============   ============    ============
  Diluted weighted average  common shares outstanding ...............      3,656,258      12,208,362      3,597,711      11,906,605
                                                                        ============    ============   ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                        1998        1999
                                                                                      -------     -------
Cash flows from operating activities:
  Net income (loss)................................................                   $(1,205)    $ 1,213
  Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation and other amortization..............................                       228         637
  Compensation expense associated with stock options...............                       126         133
  Changes in operating assets and liabilities --
   Accounts receivable.............................................                    (1,392)     (2,676)
   Prepaid expenses and other current assets.......................                         2        (471)
   Accounts payable................................................                       812         251
   Accrued expenses................................................                       198         (28)
   Deferred revenue................................................                       802       1,093
                                                                                      -------     -------
        Net cash provided by (used in) operating activities........                      (429)        152
                                                                                      -------     -------

Cash flows from investing activities:
  Purchase of marketable securities................................                       --       (2,490)
  Purchases of property and equipment..............................                      (923)     (1,849)
  (Increase) decrease in other assets..............................                        77          (8)
                                                                                      -------     --------
        Net cash used in investing activities......................                      (846)     (4,347)
                                                                                      -------     -------

Cash flows from financing activities:
  Repayments under capital leases..................................                      (110)       (361)
  Issuance of common stock in second public offering, net of offering costs                --
                                                                                                   20,010
  Exercise of common stock options.................................                        41         172
                                                                                      -------   ---------
        Net cash provided by (used in) financing activities........                       (69)     19,821
                                                                                      --------    -------
Effect of exchange rate changes on cash and cash equivalents.......                        48         (36)
                                                                                      -------     --------
Net increase (decrease) in cash and cash equivalents...............                    (1,296)     15,590
                                                                                      -------     -------
Cash and cash equivalents, beginning of year.......................                     5,273       5,207
                                                                                      -------     -------
Cash and cash equivalents, end of period...........................                   $ 3,977     $20,797
                                                                                      =======     =======

Supplemental disclosure of cash flow information --
  Cash paid for interest...........................................                   $    13     $     8
                                                                                      =======     =======
  Cash paid for income taxes.......................................                   $   --      $    26
                                                                                      =======     =======

Supplemental disclosure of noncash financing and investing activities:
  Equipment acquired under capital leases..........................                   $    20     $   --
                                                                                      =======     ======
  Accretion of discount and dividends on Preferred Stock...........                   $   120     $   --
                                                                                      =======     ======


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

(b)   Interim financial reporting

      Certain information and footnote disclosures normally included in the the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 1998 and 1999, respectively. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1999.

(c)   Net Income ( Loss) Per Share

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, basic and diluted net loss per common share for the three and six months ended June 30, 1998 is calculated by dividing the net loss applicable to common stockholders by the weighted average number of vested common shares outstanding.

      For the three and six months ended June 30, 1999 basic net income per common share is calculated by dividing the net income applicable to common stockholders by the weighted average number of vested common shares outstanding for the three and six month period then ended. Diluted net income per common share for the three and six months ended June 30, 1999 is calculated by dividing the net income applicable to common stockholders by the weighted average number of vested common shares outstanding and the dilutive effect of potential common shares, consisting of outstanding stock options, as determined using the treasury stock method in accordance with SFAS No. 128.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted weighted average common shares outstanding:

                                            THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                               1998              1999             1998              1999
                                            ---------        ----------        ---------        ----------
      Weighted average common
        shares outstanding                  3,899,054        10,143,857        3,889,609         9,956,017
      Less: Weighted average
        unvested common shares
        outstanding                           242,796            18,565          291,898            27,405
                                            ---------        ----------        ---------        ----------
      Basic and diluted weighted
        average common shares
        outstanding                         3,656,258        10,125,292        3,597,711         9,928,612
      Add: Dilutive potential common
      shares from stock options and
      unvested common stock                        --         2,083,070               --         1,977,993
                                            ---------        ----------        ---------        ----------
      Diluted  weighted average
      common shares outstanding             3,656,258        12,208,362        3,597,711        11,906,605
                                            =========        ==========        =========        ==========

      Diluted weighted average shares outstanding for the six months ended June 30, 1998 exclude the potential common shares from stock options, unvested common stock and convertible preferred stock, because to include such shares would have been antidilutive. As of June 30, 1998, 5,886,927 potential common shares were outstanding.


(d)   Comprehensive Income (Loss)

      The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 requires that items defined as other comprehensive income (loss), such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income (loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income
(loss) for the three and six months ended June 30, 1998 and 1999 are as follows (in thousands):

                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30,                      JUNE 30,
                                                      1998          1999            1998            1999
                                                     -----         -----         -------         -------
      Comprehensive income (loss):
         Net income (loss)                           $(758)        $ 804         $(1,205)        $ 1,213
         Other comprehensive income (loss):
             Foreign currency adjustment                 3           (35)             48             (35)
             Marketable securities adjustment            1           (22)              2             (25)
                                                     -----         -----         -------         -------
         Comprehensive income (loss)                 $(754)        $ 747         $(1,155)        $ 1,153
                                                     =====         =====         =======         =======

(e)   Cash Equivalents and Marketable Securities

      The Company accounts for cash equivalents and marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at amortized cost, which approximates fair market value. The Company's marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders' equity. As of December 31, 1998 and June 30, 1999, the Company's marketable securities consisted of investment grade corporate bonds. As of December 31, 1998 and June 30, 1999, the Company had recorded unrealized gains and (losses) of approximately $8,000 and ($17,000), respectively.

(e)   Public Stock Offering

On June 8, 1999 the Company completed a second stock offering, whereby it sold 1,000,000 shares of its common stock at a price of $22.00 per share.
The net proceeds to the Company, after offering cost, were $20,010,000.

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

      Because the Company has only recently begun to sell its products, period-to-period comparisons of its operating results are not meaningful. Although the Company has experienced significant revenue growth recently, there can be no assurance that such growth rates are sustainable and they should not be relied upon as predictive of future performance. In addition, the timing of license revenues is difficult to predict because of the length and variability of the Company's sales cycle. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly in new and rapidly evolving markets. There can be no assurance that the Company will be successful in addressing such risks and difficulties or that it will continue to achieve profitability.

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

SIX MONTHS ENDED JUNE 30, 1998 AND 1999

      Revenues

      The Company's total revenues increased 76% from $10.4 million in the six months ended June 30, 1998 to $18.4 million for the six months ended June 30, 1999. This increase in total revenues can be attributed to a number of factors, including:

- an increase in the Company's sales force from 6 direct sales representatives at June 30, 1998 to 21 at June 30, 1999;

- an increase in international revenues from the Company's subsidiaries in the United Kingdom and Australia; and

- an increase in services and maintenance revenues from the Company's growing customer base

      Software license fee revenues increased 90% from $5.8 million, or 55.8% of total revenues, in the six months ended June 30, 1998 to $11.0 million, or 60.2% of total revenues, in the six months ended June 30, 1999. The increase in software license fee revenues was primarily due to increased market awareness of the VALEX product, especially in the telecommunications industry and new emerging vertical markets such as utilities and retail, which resulted in an incremental $3.4 million of software license fee revenues from sales to customers in those vertical markets.

      Services and maintenance revenues increased 58% from $4.6 million or 44.3% of total revenues for the six months ended June 30, 1998 to $7.3 million, or 39.8% of total revenues for the six months ended June 30, 1999. The growth of services and maintenance revenues was directly attributable to additional service engagements and maintenance fees from the Company's increased base of customers. The decrease in services and maintenance revenues as a percentage of total revenues was primarily attributable to the increased software license fee revenues resulting from the market acceptance of VALEX. As the Company continues to expand its services offering to include newly identified, more profitable opportunities, as well as projects that require unique expertise or familiarity with the VALEX product, it is expected that services and maintenance revenues will remain constant or increase slightly as a percentage of total revenues.

      For the six months ended June 30, 1999, the Company's top five customers accounted for 34.2% of total revenues as compared to 53.6% of total revenues for the six months ended June 30, 1998. Only one of the top five customers during the six months ended June 30, 1999 was a top five customer during the six months ended June 30, 1998. The largest customer during the six months ended June 30, 1999 represented 9.6% of total revenues, while the two largest customers for the six months ended June 30, 1998 represented 24.1% and 9.9%, respectively, of the Company's total revenues.

      Revenues from customers outside North America were $6.3 million for the six months ended June 30, 1999, representing approximately 34% of total revenues as compared to $1.6 million or 15% of total revenues for the comparable period in the prior year.

      Cost of Revenues

      The Company's cost of revenues consists of costs associated with software license fees and costs associated with services and maintenance. Total cost of revenues as a percentage of total revenues declined from 32.9% in the six months ended June 30, 1998 to 24.4% in the six months ended June 30, 1999.

      Cost of software license fees consists primarily of royalty payments made to third parties for licensed intellectual property included in the VALEX product, and costs associated with software packaging and distribution. In absolute dollars, cost of software license fees increased slightly from $129,000 for the six months ended June 30, 1998 to $164,000 for the six months ended June 30, 1999. Cost of software license fees, however, decreased as a percentage of total revenues from 1.2% to 0.9% for the six months ended June 30, 1998 and 1999, respectively. Cost of software license fees as a percentage of software license fee revenues decreased from 2.2% to 1.5% for the six months ended June 30, 1998 and 1999, respectively. The increase in cost of software license fees for the six months ended June 30, 1999 over June 30, 1998 resulted from increased shipments of VALEX software and, therefore, the associated royalty expense payable to third parties and costs associated with software packaging and distribution. This increase was partially offset by the fact that the Company's primary royalty obligation in 1998, which was payable on the first $10 million of VALEX sales, was fully satisfied by the end of the second quarter of 1998. As the Company adds additional components to its software products, the Company may choose to license software from third parties. The cost of such licenses may increase the cost of software license fees both in absolute dollars and as a percentage of revenues.

      The Company's cost of services and maintenance consists primarily of personnel, facility and system costs incurred in providing professional consulting services, training, and customer support services. As a result of the increased software license fee revenues, cost of services and maintenance revenues as a percentage of total revenues decreased from 31.7% for the six months ended June 30, 1998 to 23.5% for the six months ended June 30, 1999. Cost of services and maintenance as a percentage of services and maintenance revenues was 71.8% and 59.0% for the six months ended June 30, 1998 and 1999, respectively. The decrease was attributable primarily to the increased contribution of higher margin maintenance revenues resulting from the increased installed base of VALEX customers in the six months ended June 30, 1999 over the same period in 1998.

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

      Due to this fact, and to the continued increase in contribution from higher margin maintenance revenues, the Company expects cost of services and maintenance to remain the same or decrease slightly as a percentage of both total revenues and service and maintenance revenues in the foreseeable future.

      Overall gross margin increased from 67.1% for the six months ended June 30, 1998 to 75.7% for the six months ended June 30, 1999 due primarily to increased sales of VALEX.


      Operating Expenses

      Sales and Marketing. The Company's sales and marketing expenses consist primarily of salaries for sales and marketing personnel, commissions, travel and promotional expenses. For the six months ended June 30, 1998 and 1999, sales and marketing expenses were 40.0% and 36.2% of total revenues, or $4.2 million and $6.7 million, respectively. The increase is primarily attributable to an increase in sales and marketing personnel from 24 at June 30, 1998 to 53 at June 30, 1999, as well as increased spending on certain promotional activities including trade shows, seminars, and the development of collateral materials designed to increase awareness of the Company and the VALEX product. The investment in the sales and marketing personnel and activities has contributed to increased VALEX revenues and expansion of the customer installation base to over eighty locations in 23 countries. As the Company expands its business into new vertical markets and continues the expansion internationally into Europe and the Asia/Pacific region, the Company expects to continue to invest resources into the sales and marketing arena. While sales and marketing expenses are expected to continue to grow in absolute dollars, the Company expects these expenses to remain the same or decrease slightly as a percentage of total revenues due to economies of scale and increased contribution from indirect sales channels.

      Research and Development. The Company's research and development expenses consist primarily of employee salary and benefits, consultant costs, and equipment and purchased software depreciation costs associated with new product development, enhancement of existing products and quality assurance activities. For the six months ended June 30, 1998 and 1999, research and development expenses were 26.1% and 20.9% of total revenues, or $2.7 million and $3.8 million, respectively. This increase in absolute dollars was primarily a result of the addition of 28 research and development personnel, including contractors, in the six months ended June 30, 1999 as compared to the same period in 1998. Total revenues increased at a faster pace than research and development expenditures, resulting in a decrease in total research and development expense as a percentage of total revenues. The Company anticipates that research and development expenses will continue to increase in absolute dollars but decrease as a percentage of total revenues as it continues to commit substantial resources to enhancing existing product functionality and to developing new products.

      General and Administrative. General and administrative expenses consist primarily of:

      -     salaries and related costs;

      -     outside professional fees; and

      - equipment and software depreciation costs associated with our finance, legal, human resources, information systems, and administrative functions.

      General and administrative expenses increased from $1.3 million, or 12.9% of total revenues, for the six months ended June 30, 1998 to $2.0 million, or 10.6% of total revenues, for the six months ended June 30, 1999. Expenses increased in absolute dollars as the Company added seven employees to its finance, information systems, and human resource departments between June 30, 1998 and June 30, 1999 and incurred approximately $150,000 in additional expense as a result of being a publicly held company. Expenses declined, however, as a percentage of total revenues, due primarily to economies of scale. The Company expects general and administrative expenses to continue to grow in absolute dollars but to decrease as a percentage of total revenues as a result of the following factors:

      -     the implementation of additional management information systems;

      -     the continuation of the Company's international expansion; and

      - the costs that the Company is incurring as a result of being a publicly-held company.


Interest Income (Expense), Net

      Net interest income increased from $29,000 for the six months ended June 30, 1998 to $467,000 for the six months ended June 30, 1999 primarily as a result of interest earned on proceeds from the Company's initial public offering completed in December 1998, and to a lesser extent its second public offering completed in June 1999.

Provision for Income Taxes.

      No provision for foreign, federal, or state income taxes was recorded for the six months ended June 30, 1998 because the Company incurred a net loss during the six month period. For the six months ended June 30, 1999 the Company recorded a provision for income taxes of $713,000 or 37% of income before income taxes. It is our belief that 37% represents the effective income tax rate for 1999 after taking into account certain tax credits and the utilization of net operating loss carryforwards.

THREE MONTHS ENDED JUNE 30, 1998 AND 1999

      Revenues

      The Company's total revenues increased 79% from $5.6 million in the three months ended June 30, 1998 to $10.0 million for the three months ended June 30, 1999. This increase in total revenues can be attributed to a number of factors, including:

      - an increase in the Company's sales force from 6 direct sales representatives at June 30, 1998 to 21 at June 30, 1999;

      - an increase in international revenues from the Company's subsidiaries in the United Kingdom and Australia; and

      - an increase in services and maintenance revenues from the Company's growing customer base

      Software license fee revenues increased 95% from $3.1 million, or 55.2% of total revenues, in the three months ended June 30, 1998 to $6.1 million, or 60.2% of total revenues, in the three months ended June 30, 1999. The increase in software license fee revenues was primarily due to increased market awareness of the VALEX product, especially in the telecommunications industry and new emerging vertical markets such as utilities and retail, which resulted in an incremental $2.3 million of software license fee revenues from sales to customers in those vertical markets.

      Services and maintenance revenues increased 58% from $2.5 million or 44.8% of total revenues, in the three months ended June 30, 1998 to $4.0 million, or 39.8% of total revenues, in the three months ended June 30, 1999. The growth of services and maintenance revenues was directly attibutable to additional service engagements and maintenance fees from the Company's increased base of customers. The decrease in services and maintenance revenues as a percentage of total revenues was primarily attributable to the increased software license fee revenues resulting from the market acceptance of VALEX and increasing sales of VALEX by re-sellers and co-marketers.

      For the three months ended June 30, 1999, the Company's top five customers accounted for 44.0% of total revenues as compared to 57.9% of total revenues for the three months ended June 30, 1998. Only one of the top five customers during the three months ended June 30, 1999 was a top-five customer during the three months ended June 30, 1998. The two largest customers during the three months ended June 30, 1999 represented 11.1% and 10.1% of total revenues, respectively, while the three largest customers for the three months ended June 30, 1998 represented 17.7%, 11.6%, and 10.4%, respectively, of the Company's total revenues.

      Revenues from customers outside North America were $4.4 million for the three months ended June 30, 1999, representing approximately 44% of total revenues as compared to $723,000 or approximately 13% of total revenues for the comparable period in the prior year.

      Cost of Revenues

      Total cost of revenues as a percentage of total revenues declined from 30.4% in the three months ended June 30, 1998 to 24.5% in the three months ended June 30, 1999.

      Cost of software license fees consists primarily of royalty payments made to third parties for licensed intellectual property included in the VALEX product, and costs associated with software packaging and distribution. In absolute dollars, cost of software license fees increased slightly from $45,000 for the three months ended June 30, 1998 to $63,000 for the three months ended on June 30, 1999. Cost of software license fees, however, decreased as a percentage of total revenues from 0.8% to 0.6% for the three months ended June 30, 1998 and 1999, respectively. Cost of software license fees as a percentage of software license fee revenues decreased from 1.4% to 1.0% for the three months ended June 30, 1998 and 1999, respectively. The increase in cost of software license fees for the three months ended June 30, 1999 over June 30, 1998 resulted from increased shipments of VALEX software and, therefore, the associated royalty expense payable to third parties and costs associated with software packaging and distribution.

      The Company's cost of services and maintenance consists primarily of personnel, facility and system costs incurred in providing professional consulting services, training, and customer support services. As a result of the increased software license fee revenues, cost of services and maintenance revenues as a percentage of total revenues decreased from 29.6% for the three months ended June 30, 1998 to 23.9% for the three months ended June 30, 1999. Cost of services and maintenance as a percentage of services and maintenance revenues was 66.1% and 60.1% for the three months ended June 30, 1998 and 1999, respectively. The decrease was attributable primarily to the increased contribution of higher margin maintenance revenues resulting from the increased installed base of VALEX customers in the three months ended June 30, 1999 over the same period in 1998.

      Overall gross margin increased from 69.6% for the three months ended June 30, 1998 to 75.5% for the three months ended June 30, 1999 due primarily to increased sales of VALEX.

      Operating Expenses

      Sales and Marketing. The Company's sales and marketing expenses consist primarily of salaries for sales and marketing personnel, commissions, travel and promotional expenses. For the three months ended June 30, 1998 and 1999, sales and marketing expenses were 43.1% and 34.6% of total revenues, or $2.4 million and $3.5 million, respectively. The increase is primarily attributable to an increase in sales and marketing personnel from 24 at June 30, 1998 to 53 at June 30, 1999, as well as increased spending on certain promotional activities including trade shows, seminars, and the development of collateral materials designed to increase awareness of the Company and the VALEX product.

      Research and Development. The Company's research and development expenses consist primarily of employee salary and benefits, consultant costs, and equipment and purchased software depreciation costs associated with new product development, enhancement of existing products and quality assurance activities. For the three months ended June 30, 1998 and 1999, research and development expenses were 26.8% and 20.0% of total revenues, or $1.5 million and $2.0 million, respectively. This increase in absolute dollars was primarily a result of the addition of 28 research and development personnel, including contractors, in the three months ended June 30, 1999 as compared to the same period in 1998. Total revenues increased at a faster pace than research and development expenditures, resulting in a decrease in total research and development expense as a percentage of total revenues.

General and Administrative. General and administrative expenses increased from $742,000, or 13.2% of total revenues, for the three months ended June 30, 1998 to $1.1 million, or 10.5% of total revenues, for the three months ended June 30, 1999. Expenses increased in absolute dollars as the Company added seven employees to its finance, information systems, and human resource departments between June 30, 1998 and June 30, 1999 and incurred additional costs related to being a public company. Expenses declined, however, as a percentage of total revenues, due primarily to economies of scale.

Interest Income (Expense), Net

      Net interest income increased from $6,000 for the three months ended June 30, 1998 to $240,000 for the three months ended June 30, 1999 primarily as a result of interest earned on proceeds from the Company's initial public offering completed in December 1998, and to a lesser extent its second public offering completed in June 1999.


Provision for Income Taxes.

      No provision for foreign, federal, or state income taxes was recorded for the three months ended June 30, 1998 because the Company incurred a net loss during the three month period. For the three months ended June 30, 1999 the Company recorded a provision for income taxes of $472,000 or 37% of income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

      The second public offering of the Company's common stock completed on June 8, 1999 resulted in net proceeds of approximately $20.0 million. As of June 30, 1999 the Company had $35.9 million in cash and short-term investments and an additional $3.0 million of long-term investments. In June 1999, the Company modified the terms of its revolving note agreement with Fleet National Bank increasing the credit limit from $2.0 million to $5.0 million. It is the Company's belief that its existing balance of cash, cash equivalents and short-term investments, combined with its $5.0 million revolving note agreement will be sufficient to meet the Company's working capital and anticipated capital expenditure needs for at least the next 12 months. Thereafter, the Company may require additional sources of funds to continue to support our business. There can be no assurance that such capital, if needed, will be available or will be available on terms the Company finds acceptable.

      Cash and cash equivalents as of June 30, 1999 increased $15.6 million from December 31, 1998. Net cash provided by operations of approximately $152,000 resulted primarily from net income of $2.0 million before depreciation expense and non-cash option related compensation expense, offset by an approximate $1.8 million increase in non-cash working capital. The increase in non-cash working capital was primarily attributable to an increase in accounts receivable associated with increased license and services revenue in the three months ended June 30, 1999 as compared to the three months ended December 31, 1998 which was partially offset by an increase in the balance of deferred revenue from December 31, 1998 to June 30, 1999.

      Net cash used in investing activities for the six months ended June 30, 1999 was a result of property and equipment purchases related to the increase in headcount, the move to new operating facilities in London and expansion of the current facilities in Boston as well as the acquisition of computer hardware and software for development and internal operating systems. In addition, the Company purchased $2.5 million of investments with a portion of the proceeds from the Company's second public stock offering in June 1999. Net cash provided by financing activities of $19.8 million consisted of net cash proceeds from the second public stock offering of $20 million, $172,000 in proceeds from the exercise of common stock options during the 6 months ended June 30, 1999, and an offsetting use of cash of $361,000 resulting from the Company's buyout of its capital lease obligations in

April 1999.

      The Company had net operating loss carryforwards of approximately $2.2 million at June 30, 1999 to reduce future income taxes, if any. These carryforwards expire through 2018 and are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 contains provisions that may limit the amount of net operating loss and credit carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three-year period in excess of 50% as defined. The Company believes that it experienced a change in ownership in excess of 50%; however the Company does not believe that this change will significantly impact its ability to utilize the net operating loss carryforwards.

      The Company currently has sales offices in the United Kingdom and Australia, in addition to the United States. The Company's revenues from international operations have been denominated in foreign currencies which historically have been stable in relation to U.S. dollars. As a result, the gain or loss from foreign currency transactions has not been material to its operating results. As of June 30, 1999, the material assets and liabilities denominated in foreign currencies include accounts receivable, accounts payable and cash and cash equivalents. Due to the stability of the foreign economies where these assets and liabilities are denominated, the Company has not adopted a policy of hedging foreign currency risks. While it is anticipated that foreign transactions will continue to be denominated in local currencies, the Company expects to use hedging instruments to offset potential currency exposures arising as its international operations expand into less stable economic environments.

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

      The Company has attempted to make an assessment, where practicable, with regard to whether its own internal information systems are Year 2000 compliant. Since June 1998, the Company has upgraded its accounting, telecommunications and customer care systems, at an aggregate cost of approximately $400,000, with systems that are warranted by the vendors to be Year 2000 compliant. To the extent the Company purchases additional systems, the Company plans to require that such systems are warranted by the vendors to be Year 2000 compliant. The Company plans to seek assurances from its existing vendors whose systems are not warranted to be Year 2000 compliant that such systems are Year 2000 compliant. Within the last year the Company has hired a manager of management information systems, whose responsibilities include oversight of Year 2000 compliance. The Company does not separately track the internal costs incurred for Year 2000 projects, which are principally the related payroll costs for its information systems personnel. Although the Company does not believe that any additional Year 2000 compliance-related costs will be significant, there can be no assurance that costs incurred to address unanticipated issues would not have a material adverse effect on the Company's business, operating results and financial conditions. Any failure of third-party equipment or software comprising any part of the Company's systems to operate properly with regard to Year 2000 and thereafter could require the Company to incur unanticipated expenses to address associated problems, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company has received assurances that all material embedded systems included in the Company's products are Year 2000 compliant.

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

      Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency treasury bills and notes with an average maturity of less then twelve months. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 1999, the fair value of the portfolio would decline by an immaterial amount.

      Foreign Currency Exchange Risk. With sales and services offices in the United States, United Kingdom and Australia, and a global customer base, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically the Company's primary exposure has been nondollar-denominated operating expenses and sales by its United Kingdom subsidiary. The introduction of the Euro as a common currency for members of the European Monetary Union, of which the United Kingdom is not a member, occurred in January 1999. To date, we have not noticed any material impact from the introduction of the Euro. We have not determined the impact of the Euro on our foreign currency risk. In addition, as the Company expands its sales and service presence in the Asia/Pacific region in 1999, its exposure to foreign currency exchange rate risks from the more volatile economies of this region will increase. The Company is prepared to hedge against fluctuations in the British Sterling, Euro, or other foreign currency if the exposure becomes material. As of June 30 1999 the Company's material nondollar-denominated assets and liabilities primarily consisted of cash, accounts receivable, and accounts payable denominated in British Sterling and Australian dollars.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The Annual Meeting of Stockholders of the Company was held on May 26,
      1999.

(b) The Annual Meeting was held to consider and vote upon electing one director of the Company to hold office for a three-year term and until his successor has been duly elected and qualified.

(c) The results of the votes cast with respect to the nominee are summarized below:

Director name          For           Withheld
-------------          ---           --------
Jeffrey Horing         7,030,283     5,601

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

                                  EXCHANGE APPLICATIONS, INC.
                                  (Registrant)

Dated:  August 5, 1999

                                  By: /s/ JOHN G. O'BRIEN
                                      -------------------
                                      John G. O'Brien
                                      Vice President, Chief Financial Officer,
                                      Treasurer, Secretary
                                      (authorized officer and principal finance
                                      and accounting officer)