Form 10-Q
period 1999-09-30
EXCHANGE APPLICATIONS INC
filed 1999-11-15
CIK 1065857

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1999.

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

                                  Yes [X]  No [ ]

State the number of shares outstanding of the registrant's common stock, as of the latest practicable date.

         Number of Shares 11,721,691       Outstanding as of October 31, 1999
                          ----------                         ----------------

                           Exchange Applications, Inc.

             Form 10-Q for the Three Months Ended September 30, 1999


                                Table of Contents

                          PART I. FINANCIAL INFORMATION

                                                                     Page Number

Item 1. Financial Statements (unaudited):
        Consolidated Balance Sheets as of September 30, 1999
          and December 31, 1998                                           3
        Consolidated Statements of Operations for the three
          and nine months ended September 30, 1998 and 1999               4
        Consolidated Statements of Cash Flows for the nine months
          ended September 30, 1998 and 1999                               5
        Notes to Interim Consolidated Financial Statements                6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operation                                        9

Item 3. Quantitative and Qualitative Disclosure about Market Risk        17

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                 19
        Signatures                                                       20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                 DECEMBER 31,   SEPTEMBER 30,
                                                                                     1998           1999
                                                                                 ------------   -------------
                                     ASSETS

Current assets:
  Cash and cash equivalents ....................................................    $ 5,247         $16,025
  Marketable securities ........................................................     15,461          18,506
  Accounts receivable, net .....................................................      7,651          11,490
  Prepaid expenses and other current assets ....................................        767           1,763
                                                                                    -------         -------
         Total current assets ..................................................     29,126          47,784
Property and equipment, net ....................................................      2,574           4,275
Long-term marketable securities ................................................        207           4,974
Other assets ...................................................................         79              87
                                                                                    -------         -------
         Total assets ..........................................................    $31,986         $57,120
                                                                                    =======         =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .............................................................    $   420         $ 1,074
  Accrued expenses .............................................................      5,650           5,494
  Current portion of obligations under capital leases ..........................        216              --
  Deferred revenue .............................................................      1,354           3,352
                                                                                    -------         -------
         Total current liabilities .............................................      7,640           9,920
Obligations under capital leases, net of current portion .......................        145              --

Stockholders' equity:
  Preferred Stock; $.001 par value --
    10,000,000 shares authorized, none issued and outstanding ..................         --              --
  Common Stock, $.001 par value --
    30,000,000 shares authorized; 10,705,975 and 12,010,001
    shares issued at December 31, 1998 and September 30, 1999,
    respectively ...............................................................         11              12
  Additional paid-in capital ...................................................     31,688          53,763
  Accumulated deficit ..........................................................     (6,611)         (5,904)
  Due from officer .............................................................       (125)           (125)
  Deferred compensation ........................................................       (800)           (604)
  Cumulative translation adjustment ............................................         30              85
  Unrealized gain (loss) on marketable securities ..............................          8             (27)
  Treasury stock, at cost;  365,005 and 366,565 shares at
    December 31, 1998 and September 30, 1999, respectively .....................         --              --
                                                                                    -------         -------
         Total stockholders' equity ............................................     24,201          47,200
                                                                                    -------         -------
         Total liabilities and stockholders' equity ............................    $31,986         $57,120
                                                                                    =======         =======

        The accompanying notes are an integral part of these consolidated financial statements.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)


                                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                                         1998            1999           1998            1999
                                                                      ----------     -----------     ----------     -----------

Revenues:
  Software license fees ..........................................    $    3,958     $     6,793     $    9,774     $    17,852
  Services and maintenance .......................................         3,223           4,402          8,289          12,066
                                                                      ----------     -----------     ----------     -----------
         Total revenues ..........................................         7,181          11,195         18,063          29,918
Cost of revenues:
  Software license fees ..........................................            57              68            185             232
  Services and maintenance .......................................         1,801           2,721          5,155           7,172
                                                                      ----------     -----------     ----------     -----------
         Total cost of revenues ..................................         1,858           2,789          5,340           7,404
                                                                      ----------     -----------     ----------     -----------
Gross profit .....................................................         5,323           8,406         12,723          22,514
Operating expenses:
  Sales and marketing ............................................         2,611           3,712          6,774          10,451
  Research and development .......................................         1,744           2,648          4,768           6,818
  Cost of acquisition ............................................            --           1,388             --           1,388
  General and administrative .....................................           975           1,262          2,432           3,407
                                                                      ----------     -----------     ----------     -----------
         Total operating expenses ................................         5,330           9,010         13,974          22,064
                                                                      ----------     -----------     ----------     -----------
Income (loss) from operations ....................................            (7)           (604)        (1,251)            450
Interest income (expense):
  Interest income ................................................            33             452             89             928
  Interest expense ...............................................           (12)             --            (41)            (11)
                                                                      ----------     -----------     ----------     -----------
         Total interest income, net ..............................            22             452             48             917
                                                                      ----------     -----------     ----------     -----------
Income (loss) before provision for income taxes ..................            15            (152)        (1,203)          1,367
Provision for income taxes .......................................            --             (56)            --             657
                                                                      ----------     -----------     ----------     -----------
Net income (loss) ................................................            15             (96)        (1,203)            710
Accretion of discount and dividends on preferred stock ...........           (60)             --           (180)             --
                                                                      ----------     -----------     ----------     -----------
Net income (loss) applicable to common stockholders ..............    $      (45)    $       (96)    $   (1,383)    $       710
                                                                      ==========     ===========     ==========     ===========
Net income (loss) per share (Note 2(c)):

Basic net income (loss) per share applicable to common
  stockholders ...................................................    $    (0.00)    $     (0.01)    $    (0.15)    $      0.07
                                                                      ==========     ===========     ==========     ===========

Diluted net income (loss) per share applicable to common
  stockholders ...................................................    $    (0.00)    $     (0.01)    $    (0.15)    $      0.05
                                                                      ==========     ===========     ==========     ===========
  Basic weighted average  common shares outstanding ..............     4,277,289      11,554,846      4,191,061      10,837,424
                                                                      ==========     ===========     ==========     ===========
  Diluted weighted average  common shares outstanding ............     4,277,289      13,797,467      4,191,061      12,938,527
                                                                      ==========     ===========     ==========     ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                         1998           1999
                                                                                       -------       --------

Cash flows from operating activities:
  Net income (loss) ................................................................   $(1,203)      $    710
  Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation and other amortization ..............................................       409          1,102
  Compensation expense associated with stock options ...............................       186            949
  Changes in operating assets and liabilities --
    Accounts receivable ............................................................    (2,744)        (3,839)
    Prepaid expenses and other current assets ......................................        34           (997)
    Accounts payable ...............................................................       411            654
    Accrued expenses ...............................................................       954           (137)
    Deferred revenue ...............................................................       232          1,999
                                                                                       -------       --------
        Net cash provided by (used in) operating activities ........................    (1,721)           441
                                                                                       -------       --------

Cash flows from investing activities:
  Purchase of marketable securities ................................................        --         (7,847)
  Purchases of property and equipment ..............................................    (1,374)        (2,806)
  Increase in other assets .........................................................      (144)            (8)
                                                                                       -------       --------
        Net cash used in investing activities ......................................    (1,518)       (10,661)
                                                                                       -------       --------

Cash flows from financing activities:
  Repayments under capital leases ..................................................      (203)          (380)
  Issuance of common stock in second public offering, net of offering costs ........        --         20,010
  Issuance of common stock by eXstatic Software prior to acquisition ...............        --            850
  Exercise of common stock options .................................................        51            463
                                                                                       -------       --------
        Net cash provided by (used in) financing activities ........................      (152)        20,943
                                                                                       -------       --------
Effect of exchange rate changes on cash and cash equivalents .......................        66             55
                                                                                       -------       --------
Net increase (decrease) in cash and cash equivalents ...............................    (3,325)        10,778
                                                                                       -------       --------
Cash and cash equivalents, beginning of year .......................................     5,306          5,247
                                                                                       -------       --------
Cash and cash equivalents, end of period ...........................................   $ 1,981       $ 16,025
                                                                                       =======       ========

Supplemental disclosure of cash flow information --
  Cash paid for interest ...........................................................   $    41       $     11
                                                                                       =======       ========
  Cash paid for income taxes .......................................................   $    --       $     30
                                                                                       =======       ========

Supplemental disclosure of noncash financing and investing activities:
  Equipment acquired under capital leases ..........................................   $    20       $     --
                                                                                       =======       ========
  Accretion of discount and dividends on Preferred Stock ...........................   $   180       $     --
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

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

     Exchange Applications, Inc. and its subsidiaries (the "Company") provide enterprise Customer Relationship Management (eCRM) solutions that optimize interactive relationships between customers and companies. Based on the principals of permission-based marketing and a single view of the customer, its eCRM software helps ensure that customer communications are relevant, timely and coordinated across all customer channels. By bridging online and offline customer communications, Exchange Applications facilitates higher ROI on emarketing and ecommerce practices. The Company's solution set spans several products and services, including: (i) VALEX for creating and executing customer communications across all channels, (ii) neXtricity for planning and synchronizing customer communications across all channels in real-time, (iii) eXstatic for creating and executing Web-based customer communications, and (iv) Response Management, for monitoring customer response across all channels and aggregating results for use in improving the effectiveness of future communications.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

     The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of Exchange Applications and its wholly owned subsidiaries.

(b) Interim financial reporting

     Certain information and footnote disclosures normally included in the the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 1998 and 1999, respectively. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1999.

(c) Net Income ( Loss) Per Share

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, basic and diluted net loss per common share for the three and nine months ended September 30, 1998 is calculated by dividing the net loss applicable to common stockholders by the weighted average number of vested common shares outstanding.

    For the three and nine months ended September 30, 1999 basic net income per common share is calculated by dividing the net income applicable to common stockholders by the weighted average number of vested common shares outstanding for the three and nine month period then ended. Diluted net income per common share for the three and nine months ended September 30, 1999 is calculated by dividing the net income applicable to common stockholders by the weighted average number of vested common shares outstanding and the dilutive effect of potential common shares, consisting of outstanding stock options and unvested common shares, as determined using the treasury stock method in accordance with SFAS No. 128.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted weighted average common shares outstanding:

                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                                              1998          1999         1998          1999
                                                            ---------    ----------    ---------    ----------
          Weighted average common
            shares outstanding .........................    4,488,108    11,563,072    4,455,933    10,856,720
          Less: Weighted average
            unvested common shares
            outstanding ................................      210,819         8,226      264,872        19,296
                                                            ---------    ----------    ---------    ----------
          Basic and diluted weighted
            average common shares
            outstanding ................................    4,277,289    11,554,846    4,191,061    10,837,424
          Add: Dilutive potential common
            shares from stock options and
            unvested common stock ......................           --     2,242,621           --     2,120,399
          Diluted  weighted average
            common shares outstanding ..................    4,277,289    13,797,467    4,191,061    12,938,527
                                                            =========    ==========    =========    ==========

     Diluted weighted average shares outstanding for the nine months ended September 30, 1998 exclude the potential common shares from stock options, unvested common stock and convertible preferred stock, because to include such shares would have been antidilutive. As of September 30, 1998, 6,058,697 potential common shares were outstanding.

(d) Comprehensive Income (Loss)

        The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 requires that items defined as other comprehensive income (loss), such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income (loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income
(loss) for the three and nine months ended September 30, 1998 and 1999 are as follows (in thousands):

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                   1998          1999        1998      1999
Comprehensive income (loss):
   Net income (loss)                               $ 15         $(152)     $(1,203)    $710
   Other comprehensive income (loss):
       Foreign currency adjustment                  (20)           90           28       55
       Marketable securities adjustment               3           (10)           5      (35)
                                                   ----         -----      -------     ----
   Comprehensive income (loss)                     $ (2)        $ (72)     $(1,170)    $730
                                                   ====         =====      =======     ====


(e)  Cash Equivalents and Marketable Securities

        The Company accounts for cash equivalents and marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at amortized cost, which approximates fair market value. The Company's marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders' equity. As of December 31, 1998 and September 30, 1999, the Company's marketable securities consisted of investment grade corporate bonds. As of December 31, 1998 and September 30, 1999, the Company had recorded unrealized gains and (losses) of approximately $8,000 and ($27,000), respectively.

(f) Acquisition of eXstatic Software, Inc.

     On August 20, 1999, the Company acquired eXstatic Software, Inc. (formerly Gino Borland, Inc.) a company that develops and markets software solutions that enable businesses to plan, create and execute highly personalized, permission-based email communications based on customer profiles. The Company exchanged 607,284 shares of common stock for all the outstanding shares of eXstatic common stock, and exchanged options to purchase 138,921 shares of Exchange Applications common stock for all the outstanding options of eXstatic; 60,721 of the shares issued were placed into escrow as security for indemnification obligations of eXstatic relating to representations, warranties and tax matters. This merger has been accounted for as a pooling of interests, and accordingly the historical results of operations have been restated to reflect the results of eXstatic Software on a combined basis.

     The following table presents a reconciliation of net sales and net earnings previously reported by the Company to those incorporated in the accompanying consolidated financial statements.

                             FOR THE YEAR ENDED    FOR THE YEAR ENDED      FOR THE SIX MONTHS
                             DECEMBER 31, 1997      DECEMBER 31, 1998     ENDED JUNE 30, 1999
                             ------------------    ------------------     -------------------
NET REVENUES
   Exchange Applications            12,669                24,776                 18,365
   eXstatic Software                   586                 1,398                    358
                                   -------                ------                 ------
COMBINED NET REVENUES               13,255                26,174                 18,723
                                   =======                ======                 ======

NET EARNINGS
   Exchange Applications           (2,613)                 (975)                  1,214
   eXstatic Software                    54                  (19)                  (408)
                                   -------                ------                 ------
COMBINED NET EARNINGS              (2,559)                 (994)                    806
                                   =======                ======                 ======

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


OVERVIEW

    Exchange Applications, Inc. and its subsidiaries (the "Company") provide enterprise Customer Relationship Management (eCRM) solutions that optimize interactive relationships between customers and companies. Based on the principals of permission-based marketing and a single view of the customer, its eCRM software helps ensure that customer communications are relevant, timely and coordinated across all customer channels. By bridging online and offline customer communications, Exchange Applications facilitates higher ROI on emarketing and ecommerce practices. The Company's solution set spans several products and services, including: (i) VALEX for creating and executing customer communications across all channels, (ii) neXtricity for planning and synchronizing customer communications across all channels in real-time, (iii) eXstatic for creating and executing Web-based customer communications, and (iv) Response Management, for monitoring customer response across all channels and aggregating results for use in improving the effectiveness of future communications.

    The Company was incorporated in November 1996. Prior to incorporation, the Company operated as a separate division of two entities, Grant & Partners, Inc. ("GPI") and Grant & Partners Limited Partnership ("GPLP"). The Company's activities during its early stages of operation focused on the development of software solutions to provide customer communications support to businesses. In 1995, the Company began providing professional services in the areas of marketing program design and execution and data warehousing. In March 1997, the Company ceased providing marketing program design services. The Company's development efforts culminated in the introduction to the market in July 1996 of VALEX, the Company's marketing automation software product. Since the introduction of VALEX, the Company has continued to focus significant resources on the development of additional functionality and features of the VALEX software as well as the development and acquisition of additional products within the Company's eCRM solution set including neXtricity, eXstatic, and Response Management. The Company also has continued to expand its marketing activities, build the Exchange Applications identity, develop the competencies of the professional services group, build international sales and distribution channels and develop its general and administrative infrastructure. The Company has shifted its primary business focus from providing services to selling software products. However, the Company believes that continuing to provide superior professional services will be critical to maximizing its opportunities for future revenues. In August 1999, the Company acquired eXstatic Software (formerly Gino Borland, Inc.) in a transaction accounted for as a pooling of interest. eXstatic Software develops and markets software solutions that enable businesses to plan, create and execute highly personalized, permission-based email communications based on customer profiles. In accordance with pooling of interests accounting, the results of operations have been restated to reflect the results of eXstatic on an as combined basis.

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

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

   Revenues

     The Company's total revenues increased 66% from $18.1 million in the nine months ended September 30, 1998 to $29.9 million for the nine months ended September 30, 1999. This increase in total revenues can be attributed to a number of factors, including:

     - an increase in the Company's sales force from 14 direct sales representatives at September 30, 1998 to 25 at September 30, 1999;

     - an increase in international revenues from the Company's subsidiaries in the United Kingdom and Australia; and

     - an increase in services and maintenance revenues from the Company's growing customer base

     Software license fee revenues increased 83% from $9.8 million, or 54.1% of total revenues, in the nine months ended September 30, 1998 to $17.9 million, or 59.7% of total revenues, in the nine months ended September 30, 1999. The increase in software license fee revenues was primarily due to increased market awareness of the VALEX product, especially in the telecommunications industry and new emerging vertical markets such as utilities and retail, which resulted in an incremental $5.1 million of software license fee revenues from sales to customers in those vertical markets.

     Services and maintenance revenues increased 46% from $8.3 million or 45.9% of total revenues for the nine months ended September 30, 1998 to $12.1 million, or 40.3% of total revenues for the nine months ended September 30, 1999. The growth of services and maintenance revenues was directly attributable to additional service engagements and maintenance fees from the Company's increased base of customers. The decrease in services and maintenance revenues as a percentage of total revenues was primarily attributable to the increased software license fee revenues resulting from the market acceptance of VALEX. The Company expects to continue the expansion of its services offering to include newly identified, more profitable opportunities, as well as projects that require unique expertise or familiarity with the Company's eCRM solution set.
In addition, as the Company grows the service business associated with the hosted eXstatic Software product it is expected that services and maintenance revenues will remain constant or increase slightly as a percentage of total revenues.

     For the nine months ended September 30, 1999, the Company's top five customers accounted for 34.8% of total revenues as compared to 37.1% of total revenues for the nine months ended September 30, 1998. Only one of the top five customers during the nine months ended September 30, 1999 was a top five customer during the nine months ended September 30, 1998. The largest customer during the nine months ended September 30, 1999 represented 12.0% of total revenues, while the largest customer for the nine months ended September 30, 1998 represented 17.2% of the Company's total revenues. In both years the largest customer was a third party reseller who sub-licensed the Company's products to multiple end users.

     Revenues from customers outside North America were $9.5 million for the nine months ended September 30, 1999, representing approximately 32% of total revenues as compared to $4.1 million or 23% of total revenues for the comparable period in the prior year.

   Cost of Revenues

     The Company's cost of revenues consists of costs associated with software license fees and costs associated with services and maintenance. Total cost of revenues as a percentage of total revenues declined from 29.6% in the nine months ended September 30, 1998 to 24.7% in the nine months ended September 30, 1999.

     Cost of software license fees consists primarily of royalty payments made to third parties for licensed intellectual property included in the VALEX product, and costs associated with software packaging and distribution. In absolute dollars, cost of software license fees increased slightly from $185,000 for the nine months ended September 30, 1998 to $232,000 for the nine months ended September 30, 1999. Cost of software license fees, however, decreased as a percentage of total revenues from 1.0% to 0.8% for the nine months ended September 30, 1998 and 1999, respectively. Cost of software license fees as a percentage of software license fee revenues decreased from 1.9% to 1.3% for the nine months ended September 30, 1998 and 1999, respectively. The increase in cost of software license fees for the nine months ended September 30, 1999 over September 30, 1998 resulted from increased shipments of VALEX software and, therefore, the associated royalty expense payable to third parties and costs associated with software packaging and distribution. This increase was partially offset by the fact that the Company's primary royalty obligation in 1998, which was payable on the first $10 million of VALEX sales, was fully satisfied by the end of the second quarter of 1998. As the Company adds additional components to its software products, the Company may choose to license software from third parties. The cost of such licenses may increase the cost of software license fees both in absolute dollars and as a percentage of revenues.

     The Company's cost of services and maintenance consists primarily of personnel, facility and system costs incurred in providing professional consulting services, training, hosted software services for the eXstatic software product, and customer support services. As a result of the increased software license fee revenues, cost of services and maintenance revenues as a percentage of total revenues decreased from 28.5% for the nine months ended September 30, 1998 to 24.0% for the nine months ended September 30, 1999. Cost of services and maintenance as a percentage of services and maintenance revenues was 62.2% and 59.4% for the nine months ended September 30, 1998 and 1999, respectively. The decrease was attributable primarily to the increased contribution of higher margin maintenance revenues resulting from the increased installed base of VALEX customers in the nine months ended September 30, 1999 over the same period in 1998.

     As the Company sells more of its software products through re-seller and co-marketing relationships, it is anticipated that the re-sellers will provide certain of the consulting and maintenance services associated with these sales. By using the services resources of the re-sellers and co-marketers, the Company plans to allocate its own professional services resources to:

     -    direct-sale customers;

     - projects that require unique expertise or familiarity with the Company's eCRM solution set; and

     -    newly identified, more profitable opportunities.

     Due to these facts, and the continued increase in contribution from higher margin maintenance revenues and service revenues from the hosted eXstatic software product, the Company expects cost of services and maintenance to remain the same or decrease slightly as a percentage of both total revenues and service and maintenance revenues in the foreseeable future.

     Overall gross margin increased from 70.4% for the nine months ended September 30, 1998 to 75.3% for the nine months ended September 30, 1999 due primarily to increased sales of VALEX.

   Operating Expenses

     Sales and Marketing. The Company's sales and marketing expenses consist primarily of salaries for sales and marketing personnel, commissions, travel and promotional expenses. For the nine months ended September 30, 1998 and 1999, sales and marketing expenses were 37.5% and 34.9% of total revenues, or $6.8 million and $10.5 million, respectively. The increase is primarily attributable to an increase in sales and marketing personnel from 36 at September 30, 1998 to 54 at September 30, 1999, as well as increased spending on certain promotional activities including trade shows, seminars, and the development of collateral materials designed to increase awareness of the Company and its eCRM solution set. The investment in the sales and marketing personnel and activities has contributed to increased VALEX and eXstatic revenues and expansion of the customer installation base to over one hundred locations in 27 countries. As the Company expands its business into new vertical markets, continues the expansion internationally into Europe and the Asia/Pacific region, and increases the market awareness of the eCRM solution offering the Company expects to continue to invest resources into the sales and marketing arena. While sales and marketing expenses are expected to continue to grow in absolute dollars, the Company expects these expenses to remain the same or decrease slightly as a percentage of total revenues due to economies of scale and increased contribution from indirect sales channels.

     Research and Development. The Company's research and development expenses consist primarily of employee salary and benefits, consultant costs, and equipment and purchased software depreciation costs associated with new product development, enhancement of existing products and quality assurance activities. For the nine months ended September 30, 1998 and 1999, research and development expenses were 26.4% and 22.8% of total revenues, or $4.8 million and $6.8 million, respectively. This increase in absolute dollars was primarily a result of the addition of 37 research and development personnel, including contractors, in the nine months ended September 30, 1999 as compared to the same period in 1998. Over the past year, total revenues have increased at a faster pace than research and development expenditures, resulting in a decrease in total research and development expense as a percentage of total revenues. For the foreseeable future the Company anticipates that research and development expenses will continue to increase in absolute dollars and stay the same or increase slightly as a percentage of total revenues. This is primarily due to the anticipated investment in research and development of the neXtricity and eXstatic software products as well as the expansion of the core eCRM product offerings including VALEX and Response Management.

     General and Administrative. General and administrative expenses consist primarily of:

         -    salaries and related costs;

         -    outside professional fees; and

         - equipment and software depreciation costs associated with our finance, legal, human resources, information systems, and administrative functions.

    General and administrative expenses increased from $2.4 million, or 13.5% of total revenues, for the nine months ended September 30, 1998 to $3.4 million, or 11.4% of total revenues, for the nine months ended September 30, 1999. Expenses increased in absolute dollars as the Company added 12 employees to its finance, information systems, and human resource departments between September 30, 1998 and September 30, 1999 and incurred approximately $250,000 in additional expense as a result of being a publicly-held company. Expenses declined, however, as a percentage of total revenues, due primarily to economies of scale. The Company expects general and administrative expenses to decrease as a percentage of total revenues while continuing to grow in absolute dollars as a result of the following factors:

         -    the implementation of additional management information systems;

         -    the continuation of the Company's international expansion; and

         - the costs that the Company is incurring as a result of being a publicly-held company.

Cost of Acquisition

     On August 20, 1999, the Company acquired eXstatic Software, Inc. (formerly Gino Borland, Inc.) a company that develops and markets software solutions that enable businesses to plan, create and execute highly personalized, permission-based email communications based on customer profiles. Total costs associated with the acquisition of $1.4 million include approximately $753,000 of non-cash compensation charges associated with stock options, as well as legal and accounting fees incurred by both organizations.

Interest Income (Expense), Net

     Net interest income increased from $48,000 for the nine months ended September 30, 1998 to $917,000 for the nine months ended September 30, 1999 primarily as a result of interest earned on proceeds from the Company's initial public offering completed in December 1998 and its second public offering completed in June 1999.

Provision for Income Taxes.

     No provision for foreign, federal, or state income taxes was recorded for the nine months ended September 30, 1998 because the Company incurred a net loss during the nine month period. For the nine months ended September 30, 1999 the Company recorded a provision for income taxes of $657,000 or 48% of income before income taxes. Prior to its acquisition, eXstatic Software was structured as a sub-chapter S corporation and as such the tax benefit of losses incurred through August 20, 1999 reverted to eXstatic's principals. Because the acquisition was structured as a non-taxable transaction for the eXstatic shareholders, Exchange Applications does not expect to realize any tax benefit from eXstatic losses incurred prior to the acquisition. As a result, the Company did not reduce the provision accrued prior to the date of the acquisition. It is our belief that 37% represents the effective income tax rate for 1999 for the Exchange Applications results prior to the acquisition and the combined results of Exchange and eXstatic after August 20, 1999, after taking into account certain tax credits and the utilization of net operating loss carryforwards.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

   Revenues

     The Company's total revenues increased 56% from $7.2 million in the three months ended September 30, 1998 to $11.2 million for the three months ended September 30, 1999. This increase in total revenues can be attributed to a number of factors, including:

     - an increase in the Company's sales force from 14 direct sales representatives at September 30, 1998 to 25 at September 30, 1999;

     - an increase in international revenues from the Company's subsidiaries in the United Kingdom and Australia; and

     - an increase in services and maintenance revenues from the Company's growing customer base

     Software license fee revenues increased 72% from $4.0 million, or 55.1% of total revenues, in the three months ended September 30, 1998 to $6.8 million, or 60.7% of total revenues, in the three months ended September 30,

1999. The increase in software license fee revenues was primarily due to increased market awareness of the VALEX product as well as revenue from the Company's eXstatic software product.

     Services and maintenance revenues increased 37% from $3.2 million or 44.9% of total revenues, in the three months ended September 30, 1998 to $4.4 million, or 39.3% of total revenues, in the three months ended September 30, 1999. The growth of services and maintenance revenues was directly attributable to additional service engagements and maintenance fees from the Company's increased base of customers. The decrease in services and maintenance revenues as a percentage of total revenues was primarily attributable to the increased software license fee revenues resulting from the market acceptance of VALEX and increasing sales of VALEX by re-sellers and co-marketers.

     For the three months ended September 30, 1999, the Company's top five customers accounted for 44.2% of total revenues as compared to 47.2% of total revenues for the three months ended September 30, 1998. Only one of the top five customers, a reseller who sublicensed the Company's products to multiple end users, was a top-five customer during both the three months ended September 30, 1998 and September 30, 1999. The two largest customers during the three months ended September 30, 1999 represented 20.9% and 8.8% of total revenues, respectively, while the two largest customers for the three months ended September 30, 1998 represented 11.1%, and 10.5%, respectively, of the Company's total revenues.

     Revenues from customers outside North America were $3.2 million for the three months ended September 30, 1999, representing approximately 28% of total revenues as compared to $2.5 million or approximately 35% of total revenues for the comparable period in the prior year.

   Cost of Revenues

     Total cost of revenues as a percentage of total revenues declined from 25.9% in the three months ended September 30, 1998 to 24.9% in the three months ended September 30, 1999.

     Cost of software license fees consists primarily of royalty payments made to third parties for licensed intellectual property included in the VALEX product, and costs associated with software packaging and distribution. In absolute dollars, cost of software license fees increased slightly from $57,000 for the three months ended September 30, 1998 to $68,000 for the three months ended on September 30, 1999. Cost of software license fees, however, decreased as a percentage of total revenues from 0.8% to 0.6% for the three months ended September 30, 1998 and 1999, respectively. Cost of software license fees as a percentage of software license fee revenues decreased from 1.4% to 1.0% for the three months ended September 30, 1998 and 1999, respectively. The increase in cost of software license fees for the three months ended September 30, 1999 over September 30, 1998 resulted from increased shipments of VALEX and eXstatic software and, therefore, the associated royalty expense payable to third parties and costs associated with software packaging and distribution.

     The Company's cost of services and maintenance consists primarily of personnel, facility and system costs incurred in providing professional consulting services, training, hosted software services for the eXstatic Software product, and customer support services. As a result of the increased software license fee revenues, cost of services and maintenance revenues as a percentage of total revenues decreased from 25.1% for the three months ended September 30, 1998 to 24.3% for the three months ended September 30, 1999. Cost of services and maintenance as a percentage of services and maintenance revenues was 55.9% and 61.8% for the three months ended September 30, 1998 and 1999, respectively. The increase was attributable primarily to the increased investments by the Company in the services infrastructure, including hardware and personnel requirements associated with the hosted eXstatic software services offering.

     Overall gross margin increased from 74.1% for the three months ended September 30, 1998 to 75.1% for the three months ended September 30, 1999 due primarily to increased sales of VALEX.

   Operating Expenses

     Sales and Marketing. The Company's sales and marketing expenses consist primarily of salaries for sales and marketing personnel, commissions, travel and promotional expenses. For the three months ended September 30, 1998 and 1999, sales and marketing expenses were 36.4% and 33.1% of total revenues, or $2.6 million and $3.7 million, respectively. The increase is primarily attributable to an increase in sales and marketing personnel from 36 at September 30, 1998 to 54 at September 30, 1999, as well as increased spending on certain promotional activities including trade shows, seminars, and the development of collateral materials designed to increase awareness of the Company and its eCRM solution set.

     Research and Development. The Company's research and development expenses consist primarily of employee salary and benefits, consultant costs, and equipment and purchased software depreciation costs associated with new product development, enhancement of existing products and quality assurance activities. For the three months ended September 30, 1998 and 1999, research and development expenses were 24.3% and 23.7% of total revenues, or $1.7 million and $2.6 million, respectively. This increase in absolute dollars was primarily a result of the addition of 37 research and development personnel, including contractors, in the three months ended September 30, 1999 as compared to the same period in 1998. Total revenues increased at a faster pace than research and development expenditures, resulting in a decrease in total research and development expense as a percentage of total revenues.

General and Administrative. General and administrative expenses increased from $975,000, or 13.6% of total revenues, for the three months ended September 30, 1998 to $1.3 million, or 11.3% of total revenues, for the three months ended September 30, 1999. Expenses increased in absolute dollars as the Company added 12 employees to its finance, information systems, and human resource departments between September 30, 1998 and September 30, 1999 and incurred additional costs related to being a public company. Expenses declined, however, as a percentage of total revenues, due primarily to economies of scale.

Interest Income (Expense), Net

     Net interest income increased from $22,000 for the three months ended September 30, 1998 to $452,000 for the three months ended September 30, 1999 primarily as a result of interest earned on proceeds from the Company's initial public offering completed in December 1998 and its second public offering completed in June 1999.

Provision for Income Taxes.

     No provision for foreign, federal, or state income taxes was recorded for the three months ended September 30, 1998 because the Company incurred a net loss during the three month period. For the three months ended September 30, 1999 the Company recorded a reduction in the provision of $56,000, or 37% of the loss before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999 the Company had $34.5 million in cash and short-term investments and an additional $5.0 million of long-term investments. In June 1999, the Company modified the terms of its revolving note agreement with Fleet National Bank, increasing the credit limit from $2.0 million to $5.0 million. It is the Company's belief that its existing balance of cash, cash equivalents and short-term investments, combined with its $5.0 million revolving note agreement will be sufficient to meet the Company's working capital and anticipated capital expenditure needs for at least the next 12 months. Thereafter, the Company may require additional sources of funds to continue to support our business. There can be no assurance that such capital, if needed, will be available or will be available on terms the Company finds acceptable.

     Cash and cash equivalents as of September 30, 1999 increased $10.8 million from December 31, 1998. Net cash provided by operations of approximately $441,000 resulted primarily from net income of $2.8 million before depreciation expense and non-cash option related compensation expense, offset by an approximate $2.3 million increase in non-cash working capital. The increase in non-cash working capital was primarily attributable to an increase in accounts receivable associated with increased license and services revenue in the three months ended

September 30, 1999 as compared to the three months ended December
31, 1998 which was partially offset by an increase in the balance of deferred revenue from December 31, 1998 to September 30, 1999.

     Net cash used in investing activities for the nine months ended September 30, 1999 was a result of property and equipment purchases related to the increase in headcount, the move to new operating facilities in London and expansion of the current facilities in Boston as well as the acquisition of computer hardware and software for development and internal operating systems. In addition, the Company purchased $7.8 million of investments with its available cash. Net cash provided by financing activities of $20.9 million consisted of net cash proceeds from the second public stock offering of $20 million, $463,000 in proceeds from the exercise of common stock options during the nine months ended September 30, 1999, and $850,000 in proceeds from the issuance of promissory notes to eXstatic Software investors prior to the acquisition. The promissory notes converted to common stock as of the closing date and are reflected in common stock and additional paid in capital in the consolidated balance sheet as of September 30, 1999. The Company made the decision in April 1999 to buyout its capital lease obligations in April 1999, resulting in a use of cash of $361,000.

     The Company had net operating loss carryforwards of approximately $2.2 million at September 30, 1999 to reduce future income taxes, if any. These carryforwards expire through 2018 and are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 contains provisions that may limit the amount of net operating loss and credit carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three-year period in excess of 50% as defined. The Company believes that it experienced a change in ownership in excess of 50%; however the Company does not believe that this change will significantly impact its ability to utilize the net operating loss carryforwards.

     The Company currently has sales offices in the United Kingdom and Australia, in addition to the United States. The Company's revenues from international operations have been denominated in foreign currencies which historically have been stable in relation to U.S. dollars. As a result, the gain or loss from foreign currency transactions has not been material to its operating results. As of September 30, 1999, the material assets and liabilities denominated in foreign currencies include accounts receivable, accounts payable and cash and cash equivalents. Due to the stability of the foreign economies where these assets and liabilities are denominated, the Company has not adopted a policy of hedging foreign currency risks. While it is anticipated that foreign transactions will continue to be denominated in local currencies, the Company expects to use hedging instruments to offset potential currency exposures arising as its international operations expand into less stable economic environments.

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

     The Company has attempted to make an assessment, where practicable, with regard to whether its own internal information systems are Year 2000 compliant. Since June 1998, the Company has upgraded its accounting, telecommunications and customer care systems, at an aggregate cost of approximately $500,000, with systems that are warranted by the vendors to be Year 2000 compliant. To the extent the Company purchases additional systems, the Company plans to require that such systems are warranted by the vendors to be Year 2000 compliant. The Company plans to seek assurances from its existing vendors whose systems are not warranted to be Year 2000 compliant that such systems are Year 2000 compliant. Within the last year the Company has hired a manager of management information systems, whose responsibilities include oversight of Year 2000 compliance. The Company does not separately track the internal costs incurred for Year 2000 projects, which are principally the related payroll costs for its information systems personnel. Although the Company does not believe that any additional Year 2000 compliance-related costs will be significant, there can be no assurance that costs incurred to address unanticipated issues would not have a material adverse effect on the Company's business, operating results and financial conditions. Any failure of third-party equipment or software comprising any part of the Company's systems to operate properly with regard to Year 2000 and thereafter could require the Company to incur unanticipated expenses to address associated problems, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company has received assurances that all material embedded systems included in the Company's products are Year 2000 compliant.

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

         Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency treasury bills and notes with an average maturity of less then twelve months. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 1999, the fair value of the portfolio would decline by an immaterial amount.

         Foreign Currency Exchange Risk. With sales and services offices in the United States, United Kingdom and Australia, and a global customer base, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically the Company's primary exposure has been nondollar-denominated operating expenses and sales by its United Kingdom subsidiary. The introduction of the Euro as a common currency for members of the European Monetary Union, of which the United Kingdom is not a member, occurred in January 1999. To date, we have not noticed any material impact from the introduction of the

Euro. We have not determined the impact of the Euro on our foreign currency risk. In addition, as the Company expands its sales and service presence in the Asia/Pacific region in 1999, its exposure to foreign currency exchange rate risks from the more volatile economies of this region will increase. The Company is prepared to hedge against fluctuations in the British Sterling, Euro, or other foreign currency if the exposure becomes material. As of September 30 1999 the Company's material nondollar-denominated assets and liabilities primarily consisted of cash, accounts receivable, and accounts payable denominated in British Sterling and Australian dollars.

    PART II  -  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS  ON FORM 8-K.

(a)      Exhibits

 27 -- Financial Data Schedule

(b)      Reports on Form 8-K

As a result of the acquisition of eXstatic Software (formerly Gino Borland, Inc.) on August 20, 1999, the Company filed a report on Form 8-K on September 1, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EXCHANGE APPLICATIONS, INC.
                                   (Registrant)

Dated: November 11, 1999

                                   By: /s/ JOHN G. O'BRIEN
                                       -----------------------------------------
                                       John G. O'Brien
                                       Vice President, Chief Financial Officer,
                                       Treasurer, Secretary
                                       (authorized officer and principal finance
                                       and accounting officer)