Form 10-K
period 1999-12-31
EXCHANGE APPLICATIONS INC
filed 2000-03-30
CIK 1065857

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-K
                               -------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                             COMMISSION FILE NUMBER

                           EXCHANGE APPLICATIONS, INC.
                           ---------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                  04-3338916
                   --------                                  ----------
        STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


                89 SOUTH STREET
             BOSTON, MASSACHUSETTS                                   02111
             ---------------------                                   -----
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                                  617-737-2244
                                  ------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates as of March 20, 2000 was $1,071,061,030.

    As of March 20, 2000, there were 25,201,436 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    The information required under Part III of this Annual Report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on June 14, 2000, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

    Exchange Applications, Inc., doing-business-as Xchange, Inc. (the "Company"), helps optimize interactive relationships between companies and their customers. The Company's eCRM (enterprise Customer Relationship Management) software helps make customer communications profitable, relevant, timely and coordinated across on-line and off-line customer channels. By focusing on the economics of customer relationships, the Company helps to increase return on investment on eMarketing and eCommerce initiatives. More than 100 companies, including Ameritrade, British Sky Broadcasting, Citigroup, DaimlerChrysler, Microsoft, Sprint, theglobe.com, and Vodafone, currently use the Company's software and services to strengthen customer relationships and earn a greater share of each customer's business.

    As part of a re-branding effort in the first half of 2000, the Company's products and services have been renamed and grouped into suites that comprise the Company's global eCRM solution. The Company markets its Xchange 4.0 eCRM solution suite to brick-and-mortar and dot-com companies that are converging toward click-and-mortar enterprises built around their customers. The Xchange
4.0 suite helps companies cultivate and nurture interactive, personalized relationships that last. The following product and service groups comprise the Xchange 4.0 solution:

   o Xchange Dialogue(TM) is a family of products that deliver personalized online and offline customer communications.

   o   Xchange Optimizer(TM) is a product that performs customer-analytics.

   o Xchange Real Time(TM) is a product that synchronizes cross-channel communications and determines the best message, offer and channel delivery for real-time interactions between a company and its customers.

   o Xchange Solution Services(TM) is a family of service offerings that help companies ensure the success of their eCRM initiatives.

BACKGROUND

    A number of industry trends are driving the adoption of eCRM solutions - a market expected to reach $16.8 billion by 2003, according to AMR Research. Among them are:

   o THE COMMODITIZATION OF GOODS AND SERVICES, much of which is due to the arrival of the Internet. Often, a company's chief differentiators are the strength of its customer relationships and the relevancy of marketing communications.

   o DEREGULATION, which has accelerated the need to devise new strategies to retain customers and head-off competitors' attempts to acquire them.

   o THE EMERGENCE OF NEW, DYNAMIC CUSTOMER INTERACTION CHANNELS, such as the Web and email, which have changed the economics of managing and communicating with customers.

    Research organizations estimate that companies that follow the basic tenets of eCRM - cross-channel integration, personalization, customer-centricity and opt-in - in their customer communication strategies will achieve higher response rates. Forrester Research, for instance, estimates that companies that use opt-in email can achieve average response rates of 18 percent, versus 0.65 percent for Web banner ads. Researchers believe that these companies will also experience an easier time attracting, retaining and expanding valuable relationships with customers. Xchange's eCRM solutions are designed to help companies address these basic tenets.

    The Company believes successful eCRM solutions will address six important areas:

   1. ELECTRONIC communications through the Internet present new opportunities to reach and interact with customers and prospects.

   2.  The requirement for an ENTERPRISE view of the customer

   3. The requirement of EBUSINESSES to re-think their customer relationship management strategies.

   4. The trend toward consumer EMPOWERMENT - customers and prospects, rather than the companies they buy from, are making the rules.

   5. The ECONOMICS of customer relationships (i.e., investing in relationships based on the anticipated level of return) remains important.

   6. EVALUATION enables companies to measure the impact of their customer-communication initiatives.

    Over the past two years, the eCRM industry has evolved considerably. This evolution can be viewed in three distinct phases:

    DATABASE MARKETING: These solutions are characterized by single-channel, outbound customer communications (usually mail or telephone) that are targeted according to simple demographic data such as zip code. Target segments tend to be very large since precise targeting is not possible. Measurement of campaign success, if performed at all, is generally limited to simple metrics such as response rates. In its simplest form, Database Marketing enables businesses to target their messages to certain segments of recipients, but does not allow for multi-level segmentation, a high degree of personalization, or complex analytics. Because traditional Database Marketing campaigns requiring the involvement of Information Systems personnel as well as Marketers are typically sent to large audiences, most businesses are limited to performing small quantities of campaigns per year.

    BEHAVIOR-BASED MARKETING: These solutions enable businesses to target marketing messages based on a customer or prospect's historical behavior. Though Behavior-Based Marketing is also limited to outbound channels, it can often accommodate multiple channels within a campaign, allowing companies to, for instance, send the same offer by either telephone or mail. Because Behavior-Based Marketing helps companies perform more precise targeting, campaigns tend to be smaller than Database Marketing campaigns, and companies can thus execute them more often. However, Behavior-Based Marketing solutions have drawbacks. First, they perform historical analysis, but not prospective analysis. Second, the applications required for Behavior-Based Marketing tend to be complex and slow, and thus not well suited for Internet communications.

       ECRM: Xchange refers to the latest phase of evolution as eCRM, distinguished from Database Marketing and Behavior Based Marketing in four important ways. First, eCRM solutions are designed to provide businesses with an integrated, single view of customers across all channels, both inbound (i.e., web marketing and sales) and outbound (i.e., web service and support). Second, these solutions incorporate sophisticated analytical capabilities that enable businesses to make educated guesses about what customers or prospects are likely to want or need in the future. Third, they provide real-time synchronization of information among customer channels, so that Internet communications can be integrated with an organization's offline marketing. Fourth, because eCRM are designed to provide a 360-degree view of customers, they are designed to perform more sophisticated analysis and metrics, including return-on-investment analysis.

THE ECRM OPPORTUNITY

    The Company believes that eCRM software and solutions represent a significant opportunity across many industries. Businesses are adopting these technologies at different rates based on their access to customer information, their level of database marketing sophistication, and the marginal economic impact of changes in the behavior of their customers and the degree of competitiveness within their industry. The Company believes that the demand for these technologies will grow rapidly as additional industries increasingly recognize eCRM as a competitive requirement. Significant opportunities exist for solutions that enable businesses to transition from Database Marketing to Behavior Based Marketing and then to enterprise-wide eCRM environments. These transitions require highly automated software and services solutions that integrate people, processes and technology across the enterprise to insure adherence to a common customer management methodology.

    In late 1999, industry research firm AMR Research predicted that the CRM market (its term equivalent for "eCRM") would reach $16.8 billion by 2003. Forrester Research predicts that spending on email marketing solutions such as the Company's eXstatic product will triple between 1999 and 2004, to more than $4.7 billion. A related opportunity is the market for hosted applications, known as the Application Service Provider (ASP) market. International Data Corporation expects that worldwide ASP spending will approach $8 billion in 2004.

         In January 2000, the Company announced a partnership with MicroStrategy, by which the two companies will co-develop a new class of customer analytics software. The Company has labeled these solutions Xchange Optimizer. Optimizer will be developed to help businesses gain insights into customer trends and behavior, and then enable these firms to easily take action on their discoveries. It will be designed to predict, measure, and interpret customer behaviors, allowing companies to understand the effectiveness of eCRM efforts across both inbound and outbound channels, and provide a set of eCRM metrics that describe customers across the enterprise. Scheduled for release in the second half of 2000, Optimizer is being designed to be pre-customized for specific verticals, including; business-to-consumer ecommerce, financial services, retail, travel and tourism, telecommunications and insurance; and to be the first packaged application to enable businesses to implement customer analytics without requiring great amounts of expensive systems integration and consulting.

STRATEGY

    The Company's objective is to be the leading provider of eCRM software and solutions globally. The Company's strategy for achieving this objective includes:

    DEVELOP OR ACQUIRE ADDITIONAL ECRM SOLUTIONS: The Company intends to develop or acquire additional products to broaden its offering, particularly in the area of management of "e" interactions.

    DEVELOP ADDITIONAL HOSTED SERVICES FOR ECRM: The Company's campaign management and eMessaging products are currently available in an ASP environment. The Company intends to capitalize on the growing market for ASP services by making its other solutions available in hosted models.

    FURTHER INTEGRATE ITS EXISTING ECRM SOLUTIONS: The Company's solutions enable businesses to optimize customer relationships. The Company is undertaking several research and development efforts to design stronger technical links between its various software applications. As part of this effort, the Company is re-designing each of its products' user interfaces to provide a more seamless experience for users of multiple products and hosted services of the Company.

    EXPAND VERTICAL INDUSTRY FOCUS: To date, most of the Company's revenues have come from the financial services and telecommunications industries. In 1999, however, several other verticals for eCRM solutions emerged, including business-to-business and business-to-consumer internet companies, travel and tourism, retail, catalog, utilities, non-profit and insurance. The Company has already contracted with a number of clients in these emerging verticals, and intends to further expand its focus as demand for its eCRM solutions grows.

    BROADEN DISTRIBUTION CHANNELS AND BUILD ALLIANCES. The Company will continue to develop indirect distribution channels. The Company maintains global re-seller agreements with IBM, Compaq, Hewlett-Packard, Acxiom and others to leverage these partners' extensive marketing and distribution channels. The Company also has co-marketing relationships with companies such as PricewaterhouseCoopers, SAS Institute, and Sun Microsystems, enabling it to utilize their extensive customer relationships and, in certain cases, their products and services. The Company plans to leverage the professional services resources of these re-seller and co-marketing organizations to provide certain non-proprietary professional services required in connection with the implementation of eCRM solutions. This strategy will allow the Company to provide and expand its professional services offerings to most effectively complement its software applications, and will help increase the efficient implementation of eCRM solutions in anticipation of increased demands on the Company's services resources.

    INCREASE DIRECT SALES GLOBALLY. The Company currently maintains and is expanding its direct sales forces in North America, Europe and Asia/Pacific. The Company plans to expand further in Europe and the Pacific Rim, with particular attention on territories or industries experiencing trends commensurate with the adoption of the Company's solution, such as industry deregulation. The Company also plans to further expand the direct sales force at its eXstatic subsidiary in Seattle.

PRODUCTS AND SERVICES

    Businesses today face unique challenges and opportunities to effectively manage a customer's activities across the business enterprise. Therefore, Xchange designed its product and service offerings with flexibility. Most products can stand alone, or be used in concert with other Xchange or related applications. Companies can choose the total Xchange eCRM solution, or simply select the precise elements and service packages needed to reach their corporate objectives.

    XCHANGE SOLUTION SERVICES

    Xchange Solution Services help companies ensure the successful deployment of their eCRM initiatives and help them plot long-term strategies to reach a full eCRM solution.

    Xchange and its systems-integration partners help companies prepare, install, customize, and optimize Xchange eCRM products for optimal effectiveness. Xchange services and support specialists include: project managers, systems-integration experts, strategic process and eCRM consultants, technical consultants, and Customer Success Managers, who are assigned to specific clients, serving as their business partner.

    XCHANGE DIALOGUE

       Xchange Dialogue is the umbrella name for the company's line of online and offline products for customer-communications management. Specifically, Xchange Dialogue helps business:

   o Identify high-profit customers, and allocate investments commensurate with value.

   o   Facilitate customer acquisition and retention.

   o   Identify multi-channel, up-sell, and cross-sell opportunities.

   o Improve the timeliness, pertinence, and impact of direct customer and prospect communications.

       The Xchange Dialogue modules:

   o XCHANGE DIALOGUE FOR MARKETING (FORMERLY VALEX) provides robust online and offline customer-communications capabilities and automates and accelerates a closed-loop marketing process. This process ranges from opportunity identification to campaign execution, assessment, and continuous refinement.

       The software enables multiple, targeted campaigns to run simultaneously in a "lights out" environment, managing customer relationships over time by responding to timed events and customer behavior. Xchange Dialogue for Marketing also attributes direct and indirect responses across all channels to accurately assess campaign results. Using Xchange Dialogue for Marketing, marketers spend more time planning and evaluating customer campaigns, and less time handling execution logistics.

   o XCHANGE DIALOGUE FOR EMESSAGING (FORMERLY EXSTATIC) delivers online campaign design and highly personalized eMessaging, supporting very high volumes, two-way communications, opt-in and privacy principles, and multiple-language capabilities.

       Available as an ASP service, or as a stand-alone product, Xchange Dialogue for eMessaging manages both human and machine responses, ensuring proper routing and disposition of customers' responses. It is flexible enough to permit customer-segment queries based on any field in a data warehouse. The product is offered to companies that require only online customer communications, or it can be integrated with Xchange Dialogue for Marketing.

       Both Xchange Dialogue for Marketing and Dialogue for eMessaging - the latter developed by Xchange's Seattle-based subsidiary, eXstatic - are available as either licensed products for internal use or as hosted environments.

   o XCHANGE DIALOGUE FOR PLANNING (FORMERLY CAMPAIGN OPTIMIZER) provides sophisticated investment-planning tools that help companies simulate campaign results prior to execution for maximum effectiveness. It spares organizations from costly and time consuming test-and-control experiments.

       Xchange Dialgoue for Planning compares projected versus actual return on investment for an individual campaign. To identify the best offer to extend to a particular customer, it weighs a series of known constraints and inputs such as propensity scores, budget limitations, profitability analysis, required return on investment, and channel-delivery requirements.

   o XCHANGE DIALOGUE FOR MODELING (FORMERLY MODEL CONNECT) integrates propensity modeling with campaign management to improve the accuracy and effectiveness of campaigns. Through Xchange Dialogue for Modeling, a marketer invokes a model from an available library to call it into a campaign. The model then "scores" each customer within the campaign's specified customer segment to dynamically identify the likelihood of each customer taking a specified action. Marketers then adjust their campaigns accordingly before execution. By scoring only customers within a campaign, as opposed to the entire database, the product module enables your modeling to keep pace with campaign execution. It lowers campaign costs by limiting communications to only those customers with high propensity scores.

XCHANGE OPTIMIZER

    Xchange Optimizer (formerly eXcentuate), currently under development, will provide extensive, customer-analytic reporting to help marketers and others evaluate and understand customer behavior. Used with Xchange Dialogue and Real Time, this suite of products is designed to enable a business to apply customer findings in order to devise sound strategic-marketing plans and apply learned customer behaviors to adjust marketing campaigns. Under joint developement by Xchange and partner MicroStrategy, the Company believes Xchange Optimizer will improve the effectiveness of customer communication strategies by helping businesses devise optimal investment allocations across profitable customers, and optimize message, offer and channel delivery for customers and prospects.

    Xchange Optimizer will examine product, channel, demographic, behavioral, promotional, and related data to uncover broad trends on customer behavior and show how customer and prospect segments are likely to behave over time. Xchange Optimizer will determine, for instance, whether an email product promotion compelled the targeted customer to buy the item, or whether a certain direct-mail campaign resulted in a jump in sales. The Company expects this product to reduce costs and limits risk associated with any customer-communications campaign.

    Xchange Optimizer will be accessible to multiple users across an organization, from marketing professionals to salespeople to corner-office executives. In contrast to Xchange Dialogue for Planning, which optimizes a single campaign using a set of KNOWN offers, contacts, and constraints - such as budgetary limits, Xchange Optimizer provides more extensive customer-analytic reporting for broad trend analysis and strategic planning.

    XCHANGE OPTIMIZER ADDED VALUE, currently under development, will enable companies to capture anonymous profile information from Web site visitors. Optimizer will then use this information to study individual behavior and help personalize content for visitors who subsequently return to the site. With Xchange Optimizer Added Value, companies will be able to:

   o Convert prospects to customers by generating offers based on learned needs and interests rather than speculation;

   o Segment customers and prospects into logical clusters for more effective up-sell and cross-sell opportunities; and

   o Personalize visitors' online experience by serving up targeted Web offers.

    The Company plans to offer Xchange Optimizer Added Value only through an ASP host environment. It will use Engage Technology, Inc.'s ProfileServer to physically gather anonymous profile information.

XCHANGE REAL TIME

    Xchange Real Time (formerly neXtricity) enables rapid, two-way dialogue between companies and their customers, and serves as a bridge for cross-channel, enterprise integration. Through Application Programming Interfaces (APIs), Xchange Real Time links to customer-facing products from such companies as Broadvision and Siebel. A recent industry study suggests that more than 90 percent of companies want to synchronize customer information across channels. Xchange Real Time can help by synchronizing customer communications in real time for superior service and stronger customer relationships. Xchange Real Time gives companies a complete view of customer interactions across multiple channels, from their Web sites to call centers. Marketers can leverage this data to conduct interactive dialogues with customers and prospects, and make better informed marketing decisions.

       By synchronizing historical knowledge with customer interaction data, Xchange Real Time dynamically determines the optimal next course of action. It can, for instance, alert a call center representative that the incoming call is from a high-value customer who expressed interest in a specific product at the Web site that same day, and takes the recommended next step. Using Xchange Real Time, companies gain the ability to understand customer preferences and create a meaningful dialogue that strengthens customer relationships.

Xchange Real Time helps businesses:

   o MAXIMIZE THE VALUE OF CUSTOMER INTERACTIONS It provides a complete picture of a customer in a timely fashion to effectively initiate and maintain a meaningful, ongoing, profitable dialogue over any channel in real time. It determines optimal message, offer, and channel delivery, improving cross-selling, up-selling, and customer satisfaction.

   o DELIVER A CROSS-CHANNEL VIEW OF THE CUSTOMER It ensures that each touch-point system is aware of customer communications activities for every other touch point, from the Web to your call center.

   o CAPTURE INBOUND COMMUNICATIONS FOR ASSESSMENT It consistently captures customer communications, used for measurement and evaluation by Xchange Optimizer.

PRODUCT DEVELOPMENT

    The Company originally introduced VALEX, now Xchange Dialogue for Marketing, in July 1996 and has subsequently made a number of product revisions and enhancements. Xchange Dialogue for eMessaging was introduced by the Company in August 1999 as part of the acquisition of eXstatic Software (formerly GBI Incorporated), Xchange Real Time was introduced in November 1999, and Xchange Optimizer was announced in January 2000. The Company's ongoing product development efforts are focused on the continued expansion of the features, functionality, and integration of the Xchange 4.0 eCRM solution outlined earlier in this Form

10K, however the Company is continuously reevaluating the needs of customers and marketplace trends to identify new products for development.

SALES AND MARKETING

    The Company markets its software and services through its direct sales force of 29 quota-carrying sales representatives (including the eXstatic Software subsidiary) and indirectly through re-sellers and co-marketers. As of December 31, 1999, the Company had sales offices in Boston; Denver; Seattle; London, England; and Sydney, Australia. The Company's sales force consists of teams made up of sales executives, managers and pre-sale engineers organized by geographic territory.

    The Company currently has re-seller relationships with IBM, Compaq, Hewlett Packard, Acxiom, MicroStrategy, and others, which grants these companies the right to re-market its software and utilize the Company's marketing materials. In addition, the Company has co-marketing arrangements with companies such PricewaterhouseCoopers, SAS Institute, and Sun Microsystems to generate leads and participate in sales efforts. None of the agreements governing the re-seller or co-marketing relationships with these organizations includes any commitments on the part of these organizations to effect any minimum number of sales of the Company's software, or to otherwise provide the Company with business. No assurances can be given that any revenue will be realized by the Company from any of these relationships.

CUSTOMERS

    The Company focuses on selling its eCRM solutions to leading businesses in targeted vertical industries. The Company also has made significant sales to other database-marketing intensive businesses that seek to develop customized marketing campaigns. Following are selected customers:

FINANCIAL SERVICES            TELECOMMUNICATIONS          INTERNET                    OTHER
------------------            ------------------          --------                    -----
Ameritrade                    AT&T Wireless               Drugstore.com               Amway/Quixtar
Bank of America               Bell Atlantic               Expedia.com                 DaimlerChrysler
Citigroup                     Nextel                      Gateway                     Great Universal Stores
First USA                     Sprint                      Microsoft                   FedEx
Fidelity Investments          U S West                    Qpass                       Ford
INVESCO Funds Group           Vodafone                    theglobe.com                Staples

    In 1997, two customers each individually accounted for more than 10% of the Company's revenues. These customers were Acxiom and Fleet Bank. In 1998, only one customer, Acxiom, accounted for more than 10% of the Company's revenues. In 1999, two customers, Acxiom and MicroStrategy, accounted for more than 10% of the Company's revenues. Acxiom is a re-seller of the Company's products and services, and revenues from Acxiom were comprised of sales to multiple end user businesses. The Company entered into a reseller arrangement with MicroStrategy in December 1999 whereby the Company recognized $4.5 million of software license fees for the resale of the eXstatic software product to affiliates of MicroStrategy's Strategy.com service.

   CUSTOMER CASE STUDIES:

    The following customer case studies represent the experiences of three of the Company's customers that have significant operating experience with the Company's products and that agreed to include information regarding their experiences in this Annual Report on Form 10-K.

DAIMLERCHRYSLER

    DaimlerChrylser, through its marketing agency - the InterOne Marketing Group -- developed a sophisticated marketing campaign to send personalized and relevant responses to inquiries from thousands of potential customers every week. The customers range from those who are ready to purchase a vehicle to those who are just window shopping and their requests fall across all the products in the company's Chrysler line. DaimlerChrysler not only tailors its responses to individual customers; it follows up that initial contact with other communications as it nurtures the relationship between the customer and the brand over time.

    InterOne uses Xchange Dialogue for Marketing to streamline its eCRM initiative and to help DaimlerChrysler track individual customer communications so the company can better serve its consumers in the future.

       The company chose Xchange Dialogue for Marketing because it:

   o   Is easy to use;

   o Allows users to manage the dialogue flow with individual customers visually;

   o   Does not require users to have a technical background; and

   o Xchange has many successful implementations of the product at companies around the world.

CITIGROUP

    Facing an ambitious charter to grow its customer base and profitability, Citigroup has implemented a major eCRM initiative around Citi f/i, the firm's "financially interactive" Web-based bank. Located at www.citifi.com, this "bank without walls" markets all products and services through this single channel, including brokerage, credit card and insurance business.

    Citigroup is one of the world's largest financial institutions and issuer of credit cards. In its credit-card business alone, Citigroup has some 40 million customers and prospects using 65 million cards.

    Citigroup uses a suite of Xchange eCRM products and services that can scale to handle very high volumes and include a decisioning engine to determine the most appropriate offer, message and channel delivery. Xchange products and professional services enable Citigroup to coordinate communications across disparate customer touch points, as well as safeguarding customer privacy and adhere to stringent opt-in, permission-based, marketing principals. Through Xchange, Citi f/i will be able to ensure that a customer enjoys a consistent "experience" across the enterprise.

DRUGSTORE.COM

    For drugstore.com, becoming an exceptionally popular pharmacy Web site that attracts hoards of new consumers daily made the company realize it had to abandon its home-grown eMessaging system if it wanted to send highly personalized messages and attractive HTML pages and scale to reach its ever growing number of customers. To achieve its goals and meet its high customer demand, drugstore now employs the Xchange Dialogue for eMessaging so it can send targeted text messages, subscription notices, and HTML newsletters on health, nutrition, wellness, beauty and other areas that interest its customers.

    In addition, Xchange Dialogue for eMessaging creates these messages within an environment that abides to consumer privacy principals and permission-based, opt-in, opt-out, and frequency options, requiring consumers to explicitly agree to receive communications from the firm. Adherence to permission-based practices increases customer trust and ensures that consumers get information that is relevant and useful. Dialogue for eMessaging handles all of these challenges and allows drugstore.com to execute its marketing initiatives in one-fifth the time it took under the old system.

    As drugstore closes in on sending one-million, personalized, eMessages per month, the company has seen a 50-percent increase in click-through traffic since it began using Xchange Dialogue for eMessaging. That high click-through traffic is as important to drugstore.com as actual conversions.

    COMPETITION

    The market for eCRM and related services is highly competitive. There can be no assurance that the Company will maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources. The Company's products and services are targeted at the emerging market for eCRM solutions. The Company's competitors are diverse in their orientation and history. The Company's current and potential competitors fall into the following categories: front-office and ERP application providers such as Siebel Systems, PeopleSoft, Oracle and Nortel/Clarify; analytical applications vendors such as Epiphany and Hyperion; and campaign management vendors such as Prime Response and Recognition Systems. Exchange Applications also essentially competes with companies' internal information technology departments that attempt to build their own systems.

       The principal competitive factors that favor the Company include: domain expertise and intellectual property in eCRM; reputation of the Company and its employees and products; the number of installed customers using the Xchange Dialogue for Marketing and Xchange Dialogue for eMessaging products; the cross-channel capabilities of its solutions; open and flexible architecture; strong marketing automation, email marketing and campaign management functionality; international presence; and speed and ease of implementation and use of its solutions. However, there can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors -- Competition could reduce our market share and harm our business".

EMPLOYEES

    As of December 31, 1999, the Company had 227 full-time employees, including 72 primarily engaged in research and development and 55 in sales and marketing. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees is represented by collective bargaining units and the Company, to date, has not experienced a work stoppage. The Company believes that its employee relations are good.

DIRECTORS AND EXECUTIVE OFFICERS

    Set forth below is certain information concerning the directors and executive officers of Company.

NAME                                       AGE    POSITION(S)
----                                       ---    -----------
Andrew J. Frawley....................       37    Chairman of the Board, President, Chief Executive Officer and Director
John G. O'Brien......................       48    Chief Financial Officer, Treasurer and Secretary
David G. McFarlane...................       36    Chief Operating Officer
David L. Fitzgerald..................       44    Senior Vice President, North American Sales and Alliances
F. Daniel Haley......................       44    Chief Deal Officer
Michael D. McGonagle.................       47    Chief Technology Officer
Robin Green..........................       41    Senior Vice President, World Wide Services
N. Wayne Townsend....................       36    Senior Vice President, Solutions
Anthony G. Heywood...................       45    Senior Vice President, International
George A. Abatjoglou.................       29    Senior Vice President, Finance
Ramanan Raghavendran.................       31    Director
Jeffrey Horing.......................       36    Director
Dean F. Goodermote...................       46    Director
William K. Bryant....................       42    Director

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

    Mr. O'Brien joined the Company in September 1997 as Chief Financial Officer and Secretary and was elected Treasurer of the Company in July 1998. From November 1996 to April 1997, Mr. O'Brien served as Vice President, Finance and Chief Financial Officer of Advanced Modular Solutions, a computer hardware manufacturing company. From August 1993 to November 1996, Mr. O'Brien served as Corporate Controller of Avid Technology, Inc., a computerized film editing system manufacturing company. From February 1991 to August 1993, Mr. O'Brien served as Assistant Corporate Controller at Wang Laboratories, Inc., a computer hardware and office automation system manufacturing company. Mr. O'Brien is a C.P.A., holds a B.S. in accounting from Northeastern University, and an M.B.A. from the Wharton School of the University of Pennsylvania. Mr. O'Brien has more than 17 years of experience in the high technology industry. As part of the settlement of Mr. O'Brien's divorce proceeding in January 1998, Mr. O'Brien voluntarily filed a bankruptcy petition under Chapter 13 of the federal bankruptcy code. The Company does not believe that the filing of such petition or the related circumstances reflects on Mr. O'Brien's ability or integrity as an executive officer of the Company.

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

    Mr. Fitzgerald joined the Company in July 1998 as Vice President, North American Sales and Alliances and was promoted to Senior Vice President, North American Sales and Alliances in January 2000. From June 1996 until joining the Company, Mr. Fitzgerald was the Group Vice President, Eastern Region of The Vantive Corporation, an application software company. From April 1995 to April 1996, Mr. Fitzgerald served as Vice President of Sales of Salesoft, Inc., a start-up company specializing in sales force automation software. From March 1991 to April 1995, Mr. Fitzgerald served as President of PowerCurve Corporation, a company which he founded that specializes in systems integration and ERP implementation services. Mr. Fitzgerald holds a B.S. in engineering from the University of Massachusetts. Mr. Fitzgerald has more than 15 years of experience in the high technology industry.

    Mr. Haley joined the Company in November 1998 as Vice President, Growth and Emerging Markets and was promoted to Chief Deal Officer in January 2000. From October 1997 until joining the Company, Mr. Haley was the President and Chief Executive Officer of FDH Associates Consulting Group Inc., a private consulting firm. From February 1995 to October 1997, Mr. Haley was the President and Chief Executive Officer of Precise Software Ltd., a computer software company. From May 1989 to February 1995, Mr. Haley was a general partner of Advent International Corp., a venture capital firm. Mr. Haley holds a B.S. in Industrial Relations from the University of Massachusetts and an M.B.A. from the University of Denver. Mr. Haley has more than 20 years of experience in the high technology industry.

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

    Mr. Green joined the Company in January 2000 as Senior Vice President, Global Services. From April 1999 through January 2000, Mr. Green served as Vice President of Sales and Marketing at MessageMedia Incorporated, an emessaging solutions company. From July 1995 through April 1999 Mr. Green served in a variety of management and executive positions with Oracle Corporation culminating in Vice President of Global Systems Integrator Alliances. From December 1993 through January 1995 Mr. Green served as Vice President of Business Development for RHI Consulting, a division of Robert Half International; from January 1995 through July 1995, Mr. Green served in the role of Chief Technology Officer for Robert Half International. Mr. Green holds a B.A. in Business Administration from Belmont University in Nashville. Mr. Green has more than 15 years of experience in the high technology industry.

    Mr. Townsend joined the Company in April 1996 as Vice President, Integration Services, was appointed to the position of Vice President, Financial Services Solutions in December 1998, and was appointed to the position of Senior Vice President, Solutions in January 2000. From April 1994 until joining the Company, Mr. Townsend was a Project Director at Epsilon, a database marketing services company. From May 1990 to April 1994, he was a consultant at Andersen Consulting, a management consulting company. Mr. Townsend holds a B.S. in mechanical engineering from the Massachusetts Institute of Technology and an M.S. in mechanical engineering from the University of Dayton. Mr. Townsend has more than 10 years of experience in the systems integration industry.

    Mr. Heywood joined the Company in January 2000 as Senior Vice President, International. From June 1997 until December 1999, Mr. Heywood served as Executive Vice President of Europe, Middle East and Africa for Open Text, a web-based knowledge management and infrastructure software and services firm. From October 1991 until May 1995 Mr. Heywood was Vice President of Europe for Locus Computing, an open systems consulting and technology firm, and subsequently became VP Europe/World-wide acquisitions for Platinum Technology, an enterprise systems management tools and services company, following Platinum's acquisition of Locus. From 1985 until 1991 Mr. Heywood was a senior executive for Uniplex, a unix office automation company. Mr Heywood holds a BSc Honours degree in Computer Science from Newcastle University. Mr. Heywood has more than 20 years of experience in the high technology industry.

    Mr. Abatjoglou joined the Company in May 1998 as Corporate Controller and was promoted to Senior Vice President of Finance in January 2000. From December 1995 through April 1998 Mr. Abatjoglou was Treasurer and Controller of HPR Inc., a healthcare information technology company. From December 1992 through November 1995, Mr. Abatjoglou served as a senior accountant with the public accounting firm of PricewaterhouseCoopers LLP. Mr. Abatjoglou is a C.P.A. and holds a B.S. in accounting from Miami University in Oxford, Ohio. Mr. Abatjoglou has more than seven years experience in the high technology industry.

    Mr. Raghavendran has served as a Director of the Company since March 1997. Since February 2000, Mr. Raghavendran has been Chairman and Chief Executive Officer of ConnectCapital, a pan-Asian investment company, and Special Partner, Asia, for Insight Capital Partners, a private equity investment firm. From December 1996 to January 2000, Mr. Raghavendran was a General Partner of Insight Capital Partners and several related entities. From August 1992 to December 1996, Mr. Raghavendran was a senior member of the investment team at General Atlantic Partners, a private equity investment firm. Mr. Raghavendran is a member of the board of directors of C-Bridge Internet Solutions as well as several privately held companies.

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


    Mr. Bryant has been a Director of the Company since October 1998. Mr. Bryant is the co-founder of Qpass, Inc., an internet commerce infrastructure company, where he served as Chief Executive Officer from December 1996 through June 1998 and is currently serving as Chairman. From March 1996 to December 1996, Mr. Bryant was President and founder of Netbot Inc., an internet comparison shopping agent which was acquired by Excite Incorporated. From January 1995 through March 1996 Mr. Bryant was President of Phinney Partners, a sole proprietorship strategic consulting firm.

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

    On November 15, 1996, the Company and GPLP entered into an assignment and assumption agreement whereby GPLP sold the Exchange Applications division to the Company in exchange for 2,300,000 shares of preferred stock of the Company. In addition, the Company issued 4,968,750 shares of common stock to certain employees. The Preferred Stock held by GPLP contained voting rights equal to two votes for each share of common stock into which the preferred stock would convert. As a result, GPLP held approximately 70% of the voting rights of the Company.

    On August 20, 1999, the Company acquired eXstatic Software, Inc. (formerly Gino Borland, Inc.) a company that develops and markets software solutions that enable businesses to plan, create and execute highly personalized, permission-based email communications based on customer profiles. The Company exchanged 1,214,568 shares of common stock for all the outstanding shares of eXstatic common stock, and exchanged options to purchase 277,842 shares of Exchange Applications common stock for all the outstanding options of eXstatic; 121,442 of the shares issued were placed into escrow as security for indemnification obligations of eXstatic relating to representations, warranties and tax matters. This merger has been accounted for as a pooling of interests, and accordingly the historical results of operations have been restated to reflect the results of eXstatic Software on a combined basis.

    The consolidated financial statements prior to November 15, 1996 represent the financial results of the Exchange Applications division as included in the consolidated financial statements of GPI from January 1, 1995 to March 27, 1995 and of GPLP from March 28, 1995 to November 14, 1996.

    Unless the context otherwise requires, references herein to the "Company" refer to Exchange Applications Inc., a Delaware corporation, and its wholly owned subsidiaries. Exchange Applications, Ltd. was incorporated in July 1997 in the United Kingdom and Exchange Applications, Pty. was incorporated in April 1998 in Sydney, Australia. Exchange Applications Securities Corporation, a

Massachusetts corporation, was incorporated in December 1998. eXstatic Software, a Washington corporation, was acquired on August 20, 1999 in a transaction accounted for as a pooling of interest.

ITEM 2.  PROPERTIES

    The Company's primary offices are located in approximately 67,229 square feet in Boston, Massachusetts pursuant to an extended lease expiring in May 31, 2004. The Company also leases space for its sales offices in Denver, Colorado, Seattle, Washington, London, England, and Sydney, Australia.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during 1999 except the re-election of Jeffrey Horing as Director of the Company.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   MARKET FOR COMMON STOCK

    The Company effected its initial public offering on December 9, 1998 at a price of $5.50 per share, as adjusted for a 2 for 1 stock split on March 17, 2000. Since that date, the Company's Common Stock has traded on the Nasdaq National Market under the symbol EXAP. The high and low sales prices for the Company's common stock for the quarterly periods from December 8, 1998 through December 31, 1999 was as follows, as adjusted for a 2 for 1 stock split on March 17, 2000:

     -------------------------------------------- -------------- ---------------
                                                    LOW SALES      HIGH SALES
                     FISCAL 1999                      PRICE          PRICE
     -------------------------------------------- -------------- ---------------
     4th quarter ending December 31, 1999         $12.59         $32.13
     -------------------------------------------- -------------- ---------------
     3rd quarter ending September 30, 1999        $11.25         $19.81
     -------------------------------------------- -------------- ---------------
     2nd quarter ending June 30, 1999             $  7.19        $20.88
     -------------------------------------------- -------------- ---------------
     1st quarter ending March 31, 1999            $  5.50        $12.75
     -------------------------------------------- -------------- ---------------

                                                    LOW SALES      HIGH SALES
                     FISCAL 1998                      PRICE          PRICE
     -------------------------------------------- -------------- ---------------
     Period  from  December  8, 1998 to December
     31, 1998                                     $  6.50        $11.44
     -------------------------------------------- -------------- ---------------

   HOLDERS OF RECORD

    As of December 31, 1999 there were 233 holders of record of the Company's common stock.

   DIVIDENDS

    The Company has never declared or paid any cash dividends on its capital stock. Future dividends, if any, will be determined by the Board of Directors. The Company's revolving note agreement prohibits the payment of any cash dividends on its Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

    On January 28, 2000 the Company's Board of Directors approved a 2 for 1 stock split, to be effected in the form of a stock dividend. On February 29, 2000, the Company's shareholders approved an increase in the authorized shares of $.001 par value common stock to 150,000,000 shares giving the Company enough authorized shares to effect the stock dividend. Accordingly, the Company paid the stock dividend on March 17, 2000 to all shareholders of record on March 3, 2000. All share and per share amounts in this Form 10-K have been adjusted to reflect the stock split.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following historical selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. The selected consolidated financial data set forth below as of December 31, 1998 and 1999 and for each of the years ended December 31, 1997 ,1998, and 1999 are derived from the audited financial statements of the Company, which are included in Item 8 of this Annual Report on Form 10-K. The selected consolidated financial data as of December 31, 1995, 1996, and 1997 and for the years ended December 31, 1995, and 1996 are derived from the audited consolidated financial statements of the Company, which are not included in this Annual Report on Form 10-K. The data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report on Form 10-K.

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                 ----------------------------------------------
                                                                       1995(1)      1996(1)       1997         1998        1999
                                                                    -----------  -----------  -----------      ----        ----
                                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Software license fees..........................................     $    --      $ 1,500      $ 5,765       $14,357      $26,344
  Services and maintenance.......................................       1,759        4,643        7,490        11,817       16,957
                                                                      -------      -------      -------       -------      -------
        Total revenues...........................................       1,759        6,143       13,255        26,174       43,301
Cost of revenues:
  Software license fees..........................................          --          890        1,707           185          438
  Services and maintenance.......................................       1,063        3,283        5,277         7,023       10,255
                                                                      -------      -------      -------       -------      -------
        Total cost of revenues...................................       1,063        4,173        6,984         7,208       10,693
                                                                      -------      -------      -------       -------      -------
Gross profit.....................................................         696        1,970        6,271        18,966       32,608
Operating expenses:
  Sales and marketing............................................         128        1,007        3,614         9,864       14,555
  Research and development.......................................         708        1,325        2,846         6,717        9,829
 General and administrative......................................         352        1,018        2,394         3,372        4,948
  Cost of Acquisition............................................          --           --           --            --        1,388
                                                                      -------      -------      -------       -------      -------
        Total operating expenses.................................       1,188        3,350        8,854        19,953       30,720
                                                                      -------      -------      -------       -------      -------
Income (loss) from operations....................................        (492)      (1,380)      (2,583)         (987)       1,888
Interest income (expense), net...................................         (47)        (195)          24           104        1,430
                                                                      -------      -------      -------       -------      -------
Income (loss) before provision for income taxes..................        (539)      (1,575)      (2,559)         (883)       3,318
Provision for income taxes.......................................          --           --           --           111        2,220
                                                                      -------      -------      -------       -------      -------
Net income (loss)................................................        (539)      (1,575)      (2,559)         (994)       1,098
Accretion of discount and dividends on preferred stock...........          --           --         (684)         (180)          --
                                                                      -------      -------      -------       -------      -------
Net income (loss) applicable to common stockholders..............     $  (539)     $(1,575)     $(3,243)      $(1,174)     $ 1,098
                                                                      =======      =======      =======       =======      =======
Basic net income (loss) per share applicable to common                $ (0.49)     $ (1.12)     $ (0.47)      $ (0.13)     $  0.05
stockholders.....................................................     =======      =======      =======       =======      =======

Basic weighted average common shares outstanding (2).............       1,100        1,410        6,940         8,725       22,115
                                                                      =======      =======      =======       =======      =======
Diluted net income (loss) per share applicable to common              $ (0.49)     $ (1.12)     $ (0.47)      $ (0.13)     $  0.04
stockholders.....................................................     =======      =======      =======       =======      =======

Diluted weighted average common shares outstanding...............       1,100        1,410        6,940         8,725       26,433
stockholders.....................................................     =======      =======      =======       =======      =======
Pro forma basic and diluted net loss per share(2)(3)(4)..........                               $ (0.22)      $ (0.06)
                                                                                                =======       =======
Pro forma basic and diluted weighted average common shares                                       11,882        16,284
outstanding(2)(3)(4).............................................                               =======       =======

                                                                                              AS OF DECEMBER 31,
                                                                          -------------------------------------------------------
                                                                            1995(1)    1996        1997        1998         1999
                                                                          -------------------    ---------   ---------    -------
                                                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, and marketable securities......................   $   503   $    376     $  5,306    $ 20,671     $ 29,107
Working capital (deficit)..............................................    (1,215)      (848)       5,047      21,485       13,546
Total assets...........................................................     2,527      4,201       11,475      31,986      115,065
Long-term debt, net of current portion.................................        38      2,268          237         145       16,653
Redeemable preferred stock.............................................        --         --        7,088          --           --
Stockholders' equity (deficit).........................................      (549)    (1,290)        (683)     24,201       70,712

----------------

(1) The Consolidated Balance Sheet Data as of December 31, 1995 and consolidated statement of operations data for the years ended December 31, 1995 and 1996 include the operations of the Company on a carve-out basis prior to November 15, 1996. During this period, the Company operated as a separate and substantially independent division of Grant & Partners, Inc. and Grant & Partners Limited Partnership, and focused on developing VALEX and providing integration and consulting services. See "Historical Background of the Company" and Note 1 of Notes to Consolidated Financial Statements.

(2) On January 28, 2000 the Company's Board of Directors approved a 2 for 1 stock split in the form of a stock dividend. The dividend was paid on March 17, 2000 to all shareholders of record on March 3, 2000. Accordingly, all share and per share amounts have been adjusted to reflect the stock split.

(3) Gives effect, as of the issuance date, to the reclassification of Series A Preferred Stock to $3,269,000 of additional paid-in capital, the conversion of all outstanding shares of the Series B Convertible Preferred Stock, at a redemption value of $4,000,000, into 2,555,556 shares of Common Stock, and the conversion of all outstanding shares of Series C Convertible Preferred Stock, at $.001 par value per share, into 1,223,954 shares of Common Stock that occurred upon the closing of the Company's initial public stock offering on December 14, 1998.

(4) Computed on the basis described in Note 2(b) of Notes to Consolidated Financial Statements.

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

OVERVIEW

    Exchange Applications, Inc. and its subsidiaries (the "Company") provide enterprise Customer Relationship Management (eCRM) solutions that optimize interactive relationships between customers and companies. Based on the principals of permission-based marketing and a single view of the customer, its eCRM software helps ensure that customer communications are relevant, timely and coordinated across all customer channels. By bridging online and offline customer communications, Exchange Applications facilitates higher ROI on emarketing and ecommerce practices. The Company's solution-set spans several products and services, including:

   o Xchange Dialogue for Marketing for creating and executing customer communications across all channels;

   o Xchange Real Time for planning and synchronizing customer communications across all channels in real-time;

   o Xchange Dialogue for eMessaging for creating and executing Web-based customer communications; and

   o   Xchange Optimizer for web-based customer analytics and measurement.

    The Company was incorporated in November 1996. Prior to incorporation, the Company operated as a separate division of two entities, Grant & Partners, Inc. ("GPI") and Grant & Partners Limited Partnership ("GPLP"). The Company's activities during its early stages of operation focused on the development of software solutions to provide customer communications support to businesses. In 1995, the Company began providing professional services in the areas of marketing program design and execution and data warehousing. In March 1997, the Company ceased providing marketing program design services. The Company's development efforts culminated in the introduction to the market in July 1996 of Xchange Dialogue for Marketing, the Company's marketing automation software product. Since the introduction of Xchange Dialogue for Marketing, the Company has continued to focus significant resources on the development of additional functionality and features of the Xchange Dialogue for Marketing product as well as the development and acquisition of additional solutions within the Company's eCRM solution set including Xchange Real Time, Xchange Dialogue for eMessaging, and Xchange Optimizer. The Company also has continued to expand its marketing activities, build the Exchange Applications identity, develop the competencies of the professional services group, build international sales and distribution channels and develop its general and administrative infrastructure. The Company has shifted its primary business focus from providing services to selling software products. However, the Company believes that continuing to provide superior professional services will be critical to maximizing its opportunities for future revenues. In August 1999, the Company acquired eXstatic Software (formerly Gino Borland, Inc.) in a transaction accounted for as a pooling of interest. eXstatic Software develops and markets software products that enable businesses to plan, create and execute highly personalized, permission-based email communications based on customer profiles. In accordance with pooling of interests accounting, the results of operations have been restated to reflect the historical results of eXstatic on an as combined basis.

    The Company generates revenue from software licenses, professional service arrangements and software maintenance agreements. The Company recognizes software license fee revenues upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If acceptance of the software by the licensee is required, revenues are only recognized upon satisfaction of the foregoing conditions and acceptance of the software. Revenues from professional service arrangements are recognized on either a time and materials or percentage-of-completion basis as the services are performed, provided that amounts due from customers are fixed or determinable and deemed collectible by management. Revenues related to software maintenance agreements are recognized ratably over the term of the maintenance period. Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue.

    Although the Company has experienced significant revenue growth recently, there can be no assurance that such growth rates are sustainable and they should not be relied upon as predictive of future performance. In addition, the timing of license revenues is difficult to predict because of the length and variability of the Company's sales cycle. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly in new and rapidly evolving markets. There can be no assurance that the Company will be successful in addressing such risks and difficulties or that it will continue to increase revenues.

TRANSACTIONS WITH MICROSTRATEGY, INC.

    In December 1999, the Company entered into a strategic alliance relationship with MicroStrategy, Inc., resulting in a series of transactions between the two companies. Because the net cash consideration from the transactions described below is significant, the Company has accounted for these transactions as monetary exchanges and has recorded them at the fair value of the elements exchanged.

    The Company agreed to pay to MicroStrategy an aggregate of $65 million in cash and the Company's common stock over the course of two years commencing in December 1999. In return, the Company will receive the following:

   o licenses for MicroStrategy applications valued at $30 million for the purpose of developing new products using MicroStrategy technology along with distribution rights to existing and newly developed MicroStrategy products on a royalty-free basis for 3 1/2 years;

   o a dedicated research and development workforce from MicroStrategy for a 31/2year term valued at $30 million to develop new products using MicroStrategy's technology; and

   o prepaid co-marketing by MicroStrategy over 18 months valued at $5 million.

    The Company has capitalized the present value of the $65 million payments, which totaled $62.0 million, and will amortize this amount to operations over the terms of the underlying arrangements, which is approximately 42 months. As a result of the amortization of the costs associated with these transactions with MicroStrategy, the Company expects to not be profitable for the foreseeable future.

    Conversely, MicroStrategy also agreed to pay to the Company $10 million for the purchase of the following:

   o royalty-free right to distribute in MicroStrategy's Strategy.com ASP environment for 31/2years the Company's Xchange Dialogue for eMessaging product to named affiliates of MicroStrategy's Strategy.com web service, valued at $8.0 million; and

   o perpetual internal-use and development licenses to use the Company's Xchange Dialogue for Marketing and Xchange Dialogue for eMessaging products, along with the initial year of support and maintenance, valued at a total of $2.0 million.

     MicroStrategy must pay the Company the $8.0 million for the Xchange Dialogue for eMessaging product distribution over the 3 1/2 year term as MicroStrategy adds named affiliates to its Strategy.com web service. The Company will record the license fee as MicroStrategy signs up named affiliates and the payments become due. The Company is providing support to MicroStrategy under annual maintenance contracts that are billed when MicroStrategy designates affiliates. Revenues under these maintenance contracts are recognized over the period of service. In December 1999, the Company recorded total revenue of $4.5 million when MicroStrategy designated and paid for 45 named affiliates for the Xchange Dialogue for eMessaging product through the Strategy.com web service. The Company expects to record the remaining $3.5 million of revenue under this contract during 2000 when MicroStrategy designates and pays for additional named affiliates to its Strategy.com web service.

    MicroStrategy must pay the Company the $2.0 million for the internal-use and development licenses upon the delivery and execution of the license agreements. These products were delivered in January 2000 at which point the product revenue was recognized and the support and maintenance fees were deferred.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items from the Company's Consolidated Statements of Operations.

                                                                        YEAR ENDED DECEMBER 31,
                                                                   --------------------------------
                                                                      1997        1998       1999
                                                                   ----------  ---------- ---------
Revenues:
     Software license fees....................................         43.5%       54.9%      60.8%
     Services and maintenance.................................         56.5        45.1       39.2
                                                                      -----       -----      -----
          Total revenues......................................        100.0       100.0      100.0
  Cost of revenues:
     Software license fees....................................         12.9         0.7        1.0
     Services and maintenance.................................         39.8        26.8       23.7
                                                                      -----       -----      -----
          Total cost of revenues..............................         52.7        27.5       24.7
                                                                      -----       -----      -----
  Gross margin................................................         47.3        72.5       75.3
  Operating expenses:
     Sales and marketing......................................         27.3        37.7       33.6
     Research and development.................................         21.4        25.7       22.7
     Cost of acquisition......................................           --          --        3.2
     General and administrative...............................         18.1        12.9       11.4
                                                                      -----       -----      -----
          Total operating expenses............................         66.8        76.3       70.9
                                                                      -----       -----      -----
  Income (loss) from operations...............................        (19.5)       (3.8)       4.4
  Interest income (expense), net..............................          0.2         0.4        3.3
                                                                      -----       -----      -----
  Income (loss) before provision for income...................        (19.3)       (3.4)       7.7
                                                                      -----       -----      -----
  Provision for income taxes..................................           --        (0.4)       5.1
                                                                      -----       -----      -----
  Net income (loss)...........................................        (19.3)%      (3.8)%      2.6%
                                                                      =====       =====      =====

YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

  REVENUES

    The Company's total revenues increased 97% from $13.3 million in 1997 to $26.2 million in 1998. A number of factors contributed to the increase in total revenues in 1998, including an increase in the Company's sales force, sales resulting from the establishment of key strategic re-seller and co-marketing relationships in late 1997 and the first six months of 1998, increased international sales resulting from the opening of a U.K. sales office during July 1997 and an Australia sales office in April 1998 and the growing contribution of maintenance revenues from the larger installed base of the Company's products. The Company's total revenues in 1999 increased 65% over 1998 amounts to $43.3 million. The factors contributing to the increase in total revenue in 1999 included additional sales resulting from the expansion of key existing strategic re-seller arrangements as well as the establishment of new re-seller arrangements, the continued increase in the Company's direct sales force, and incremental revenues provided by the eXstatic Software acquisition.

    Software license fee revenues increased 149% from $5.8 million, or 43.5% of total revenues, in 1997 to $14.4 million, or 54.9% of total revenues, in 1998. This growth was primarily a result of the expansion of the company's software license revenues from direct sales to customers both inside and outside of North America. Software license fee revenues from direct sales to customers outside of North America were $3.1 million in 1998 as compared to $598,000 in 1997. Software license fee revenues from direct sales to customers inside North America were $7.2 million in 1998 versus $2.4 million in 1997. In addition, the company had $949,000 in incremental software license fee revenues from strategic re-seller relationships in 1998. From 1998 to 1999, software license fee revenues grew 83% to $26.3 million, or 60.8% of total revenue. The increase in software license fee revenues from 1998 to 1999 is attributable to the expansion of the Company's software license revenues from direct sales to customers both inside and outside of North America, as well as an increase in software license fee revenues from strategic re-seller relationships from $4.0 million in 1998 to $11.4 million in 1999. Software license fee revenues from direct sales to customers outside of North America were $4.9 million in 1999 as compared to $3.1 million in 1998. Software license fee revenues from direct sales to customers inside North America were $10 million in 1999 versus $7.2 million in 1998.

    Services and maintenance revenues increased 57.8% from $7.5 million, or 56.5% of total revenues in 1997 to $11.8 million, or 45.1% of total revenues, in 1998. The growth of services and maintenance revenues from 1997 to 1998 resulted from $1.8 million in incremental professional services revenues associated with the growing sales of the Company's Xchange Dialogue for Marketing software product and increased training revenues, $1.0 million in incremental service related revenue generated by the eXstatic Software subsidiary, and $1.7 million in incremental maintenance revenues from the larger installed base of software license customers. From 1998 to 1999, services and maintenance revenues increased 43.5% to $17.0 million, or 39.2% of total revenues The growth of services and maintenance revenues in 1999 was directly attributable to $2.1 million in additional services engagement revenue and $3.0 million in additional maintenance fee revenues from the Company's increased base of customers. The decrease in services and maintenance revenues as a percentage of total revenues was primarily attributable to increased software license fee revenues resulting from market acceptance of the Company's Xchange Dialogue for Marketing and Xchange Dialogue for eMessaging software products. The Company expects to continue the expansion of its services offering to include newly identified opportunities as well as projects that require unique expertise or familiarity with the Company's eCRM solution set. In addition, as the Company grows the service business associated with the hosted Xchange Dialogue for eMessaging product it is expected that services and maintenance revenues will remain constant or increase slightly as a percentage of total revenues.

    In 1997, the Company's top five customers accounted for 74.7% of total revenues, while the Company's three largest customers accounted for 34.8%, 22.0% and 7.3%, respectively, of the Company's total revenues during this same period. In 1998, the Company's top five customers accounted for 31.1% of total revenues, while the Company's three largest customers accounted for 12.4%, 5.3% and 5.2%, respectively, of total revenues during this same period. In 1999, the Company's top five customers accounted for 37.7% of total revenues, while the Company's three largest customers accounted for 11.3%, 10.4% and 7.2%, respectively, of the Company's total revenues during this same period. In 1997, 1998, and 1999 revenues from the largest customer were comprised of sales through a single re-seller to multiple end-user businesses.

  COST OF REVENUES

    Total cost of revenues consists of costs associated with software license fees and costs associated with services and maintenance. In 1997, cost of revenues also included amortization of capitalized software development costs. Total cost of revenues as a percentage of total revenues declined from 52.7% in 1997, to 27.5% in 1998 and 24.7% in 1999. The Company's capitalized software development costs were fully amortized as of December 31, 1997, thereby accounting for the majority of the significant decrease in cost of revenues as a percentage of revenues from 1997 to 1998. The decrease in cost of revenues as a percentage of total revenues from 1998 to 1999 was primarily attributable to the increased year-over-year contribution of higher-margin software license sales.

    Cost of software license fees in 1997, 1998, and 1999 are comprised of royalty payments made to third parties for licensed intellectual property included in the Xchange Dialogue for Marketing product, and costs associated with software packaging and distribution. In addition, in 1997, cost of software license fees included $1.2 million of amortization of capitalized software development costs. Cost of software license fees as a percentage of total revenues decreased from 12.9% in 1997 to 0.7% in 1998 and increased to 1.0% in 1999. Cost of software license fees as a percentage of software license fee revenues decreased from 29.6% in 1997 to 1.3% in 1998 and increased to 1.7% in 1999. The decrease in the cost of software license fees from 1997 to 1998, both on an absolute dollar basis and as a percentage of total revenues and software license fee revenues, is attributable to the elimination of $1.2 million in amortization of capitalized software in 1998 as compared to 1997 as well as an incremental $213,000 in royalties in 1997 payable on the sale of Xchange Dialogue for Marketing. The increase in cost of software license fees from 1998 to 1999 resulted from increased shipments of Xchange Dialogue for Marketing software and, therefore, the associated royalty expense payable to third parties and costs associated with software packaging and distribution, as well as an incremental $117,000 in royalty obligations associated with the new Xchange Dialogue for Planning module available in 1999. This increase was partially offset by the fact that the Company's primary royalty obligation in 1997 and 1998, which was payable on the first $10 million of Xchange Dialogue for Marketing sales, was fully satisfied by the end of the second quarter 1998. As the Company adds additional components to its software products, the Company may choose to license software from third parties. The cost of such licenses may increase the cost of software license fees both in absolute dollars and as a percentage of revenues.

    Cost of services and maintenance consists primarily of personnel, facility and system costs incurred in providing professional consulting services, training, hosted software services for the Xchange Dialogue for eMessaging software product, and customer support services. Cost of services and maintenance revenues as a percentage of total revenues was 39.8%, 26.8% and 23.7% in 1997, 1998, and 1999, respectively. The decrease in costs as a percentage of revenue was a result of the increased contribution of the software license fee revenues from 1997 to 1999. Cost of services and maintenance as a percentage of services and maintenance revenues was 70.5%, 59.4%, and 60.5% in 1997, 1998, and 1999, respectively. The decrease in cost of services and maintenance as a percentage of services and maintenance revenue from 1997 to 1998 was attributable primarily to the increased contribution of higher margin maintenance revenues from the Company's increased installed base of Xchange Dialogue for Marketing customers. The slight increase in cost of services and maintenance as a percentage of services and maintenance revenue from 1998 to 1999 was primarily a result of increased costs to establish the application service provider facilities necessary to deliver the Xchange Dialogue for eMessaging hosted software business.

    As the Company sells more of its software products through re-seller and co-marketing relationships, it is anticipated that the re-sellers will provide certain of the consulting and maintenance services associated with these sales. By using the services resources of the re-sellers and co-marketers, the Company plans to allocate its own professional services resources to direct sales customers, projects that require unique expertise or familiarity with the Company's eCRM solution set, and newly identified, more profitable opportunities. Due to these items, and the continued increase in contribution from higher margin maintenance revenues and service revenues from the hosted Xchange Dialogue for eMessaging software product, the Company expects cost of services and maintenance to remain the same or decrease slightly as a percentage of both total revenues and service and maintenance revenues in the foreseeable future.

    Overall gross margin increased from 47.3% in 1997 to 72.5% in 1998 and 75.3% in 1999. The increase in overall gross margin from 1997 to 1998 was attributable to the full amortization of the Company's capitalized software development costs in 1997 as well as the increased contribution in 1998 from higher-margin software license fee revenues. The slight increase in overall gross margin from 1998 to 1999 was primarily due to the continued increased contribution of software license fee revenues in 1999 as compared to 1998.

  OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries for sales and marketing personnel, commissions, travel and promotional expenses. Sales and marketing expenses were $3.6 million, $9.9 million, and $14.6 million representing 27.3%, 37.7%, and 33.6% of total revenues, in 1997, 1998 and 1999, respectively. This increase in expense is primarily attributable to the increase in personnel, promotional activities including trade shows, seminars, and the development of promotional materials designed to increase awareness of the Company and its eCRM solution set. The number of employees in the Company directly involved in the sales and marketing effort has increased from 28 in 1997 to 38 in 1998 and 55 in 1999. The investment in sales and marketing personnel and activities has contributed to increased Xchange Dialogue for Marketing and Xchange Dialogue for eMessaging revenues and expansion of the customer installation base to over one hundred twenty locations in 28 countries. As the Company expands its business into new vertical markets, continues the expansion internationally into Europe and the Asia/Pacific region, and increases the market awareness of the eCRM solution offering, the Company expects these expenses to remain the same or decrease slightly as a percentage of total revenues due to economies of scale.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of employee salary and benefits, consultant costs, and equipment and purchased-software depreciation costs associated with new product development, enhancement of existing products and quality assurance activities. Research and development expenses increased from $2.8 million, to $6.7 million, and $9.8 million representing 21.4%, 25.7%, and 22.7% of total revenues, in 1997, 1998 and 1999, respectively. The increase in absolute dollars reflects the hiring of 24 additional employees in 1998 and 25 additional employees in 1999 and additional investments in the Company's Xchange Dialogue for Marketing and Xchange Dialogue for eMessaging product families. Significant research and development expenditures were incurred in 1998 in the development of the Xchange Dialogue for eMessaging software product, whose first commercial release was delivered in the second half of 1999. Over the past year, with the release of the Xchange Dialogue for eMessaging product as well as continued market acceptance of the Xchange Dialogue family of products, total revenues have increased at a faster pace than research and development expenditures, resulting in a decrease in total research and development expense as a percentage of total revenues from 1998 to 1999. The Company anticipates that research and development expenses will continue to increase in absolute dollars and stay the same or increase slightly as a percentage of total revenues. This is primarily due to the anticipated investment in research and development of the Xchange Real Time, Xchange Optimizer and Xchange Dialogue for eMessaging software products as well as the expansion of the core eCRM product offerings including Xchange Dialogue for Marketing and Xchange Dialogue for Planning.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs, outside professional fees, and equipment and software depreciation costs associated with the finance, legal, human resources, information systems, and administrative functions of the Company. General and administrative expenses were $2.4 million, $3.4 million, and $4.9 million representing 18.1%, 12.9%, and 11.4% of total revenues, in 1997, 1998 and 1999, respectively. From 1997 to 1999 expenses increased in absolute dollars as the Company's administrative staffing grew from 10 employees in 1997 to 20 in 1998 and 35 employees in 1999, but declined as a percentage of total revenues, due primarily to economies of scale. The Company expects general and administrative expenses to decrease as a percentage of total revenues while continuing to grow in absolute dollars as a result of the implementation of additional management information systems, the continuation of the Company's international expansion, and the costs that the Company is incurring as a result of being a publicly-held company.

COST OF ACQUISITION

      On August 20, 1999, the Company acquired eXstatic Software, Inc. (formerly Gino Borland, Inc.) a company that develops and markets software solutions that enable businesses to plan, create and execute highly personalized, permission-based email communications based on customer profiles. Total costs associated with the acquisition of $1.4 million include approximately $753,000 of non-cash compensation charges associated with stock options, as well as legal and accounting fees incurred by both organizations

  INTEREST INCOME (EXPENSE), NET

    The Company reported net interest income of $104,000 in 1998 versus net interest income of $24,000 in 1997 as the Company earned interest on increased customer cash payments as well as an incremental $37,000 of interest on the proceeds from the Company's initial public offering in December 1998. Net interest income increased to $1.4 million in 1999 primarily as a result of interest earned on proceeds from the Company's initial public offering completed in December 1998 and its second public offering completed in June 1999.

  PROVISION FOR INCOME TAXES

    The Company recorded a provision for income taxes for the twelve months ended December 31, 1999 of $2.2 million, or 67% of income before taxes. The two primary reasons for the high effective tax rate were the $1.4 million of non-tax-deductible acquisition costs and $405,000 of non-tax-deductible operating losses of eXstatic Software prior to the August 20, 1999 acquisition date included in the results of operations. Prior to its acquisition, eXstatic Software was structured as a sub-chapter S corporation and, as such, the tax benefit of losses incurred through August 20, 1999 reverted to eXstatic's principals. Because the acquisition was structured as a non-taxable transaction for the eXstatic shareholders, Exchange Applications does not expect to realize any tax benefit from eXstatic losses incurred prior to the acquisition.

    The Company recorded a provision for foreign income taxes in 1998 for net operating profits earned by its United Kingdom subsidiary. However no provision was recorded for federal or state income taxes as the Company incurred net domestic operating losses in 1998. The Company has recorded a full valuation allowance against the deferred tax asset generated as a result of net operating loss carry-forwards in the United States incurred prior to 1999, as the Company currently believes it is more likely than not that these assets will not be realized.

SELECTED QUARTERLY RESULTS OF OPERATIONS

    The following tables present unaudited quarterly consolidated statement of operations data for each quarter in the eight quarters ended December 31, 1999, as well as such data expressed as a percentage of the Company's total revenues for the periods indicated. This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information. The Company believes quarter-to-quarter comparisons of its financial results should not be relied upon as an indication of future performance, and operating results may fluctuate from quarter to quarter in the future.

                                                                                    QUARTER ENDED
                                                -----------------------------------------------------------------------------------
                                                 MARCH 31,   JUNE 30, SEPT. 30, DEC. 31,   MARCH 31,   JUNE 30,  SEPT. 30,  DEC. 31,
                                                   1998        1998     1998      1998       1999        1999      1999       1999
                                                ----------  ------------------ ---------  ----------  --------- ---------  -------
                                                                                   (IN THOUSANDS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenues:
  Software license fees...................        $2,711     $3,105    $3,958    $4,583     $5,008      $6,051    $6,793     $8,492
  Services and maintenance................         2,254      2,812     3,223     3,528      3,457       4,207     4,402      4,891
                                                  ------      -----    ------    ------     ------      ------    ------     ------
        Total revenues....................         4,965      5,917     7,181     8,111      8,465      10,258    11,195     13,383
Cost of revenues:
  Software license fees...................            83         45        57        --        101          63        68        206
  Services and maintenance................         1,656      1,698     1,801     1,868      1,960       2,491     2,721      3,083
                                                  ------      -----    ------    ------     ------      ------    ------     ------
        Total cost of revenues............         1,739      1,743     1,858     1,868      2,061       2,554     2,789      3,289
                                                  ------      -----    ------    ------     ------      ------    ------     ------
Gross profit..............................         3,226      4,174     5,323     6,243      6,404       7,704     8,406     10,094
Operating expenses:
  Sales and marketing.....................         1,735      2,428     2,611     3,090      3,195       3,544     3,711      4,103
  Research and development................         1,334      1,690     1,744     1,949      1,941       2,229     2,648      3,011
  General and administrative..............           636        821       975       940        968       1,177     1,263      1,542
  Cost of acquisition.....................            --         --        --        --         --          --     1,388         --
                                                  ------      -----    ------    ------     ------      ------    ------     ------
        Total operating expenses..........         3,705      4,939     5,330     5,979      6,104       6,950     9,010      8,656
                                                  ------      -----    ------    ------     ------      ------    ------     ------
Income (loss) from operations.............          (479)      (765)       (7)      264        300         754      (604)     1,438
Interest income (expense), net............            23          3        22        56        228         237       452        513
                                                  ------      -----    ------    ------     ------      ------    ------     ------
Income (loss) before provision for income tax       (456)      (762)       15       320        528         991      (152)     1,951
                                                  ------      -----    ------    ------     ------      ------    ------     ------
Provision for income taxes................            --         --        --       111        195         367       457      1,201
                                                  ------      -----    ------    ------     ------      ------    ------     ------
Net income (loss).........................        $ (456)     $(762)   $   15    $  209     $  333      $  624    $ (609)    $  750
                                                  ======      =====    ======    ======     ======      ======    =======    ======

                                                                                     QUARTER ENDED
                                                -----------------------------------------------------------------------------------
                                                 MARCH 31,  JUNE 30,   SEPT. 30,DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30, DEC. 31,
                                                   1998       1998       1998     1998       1999        1999       1999      1999
                                                ---------- ---------  ------------------  ----------  ---------  ---------  -------
AS A PERCENTAGE OF TOTAL REVENUES:
Revenues:
  Software license fees...................          54.6%      52.5%     55.1%     56.5%      59.2%      59.0%      60.7%     63.5%
  Services and maintenance................          45.4       47.5      44.9      43.5       40.8        41.0      39.3      36.5%
                                                   -----      -----     -----     -----      -----       -----     -----     -----
        Total revenues....................         100.0      100.0     100.0     100.0      100.0       100.0     100.0     100.0
Cost of revenues:
  Software license fees...................           1.7        0.8       0.8        --        1.1         0.6       0.6       1.6
  Services and maintenance................          33.3       28.7      25.1      23.0       23.2        24.3      24.3      23.0
                                                   -----      -----     -----     -----      -----       -----     -----     -----
        Total cost of revenues............          35.0       29.5      25.9      23.0       24.3        24.9      24.9      24.6
                                                   -----      -----     -----     -----      -----       -----     -----     -----
Gross margin..............................          65.0       70.5      74.1      77.0       75.7        75.1      75.1      75.4
Operating expenses:
  Sales and marketing.....................          34.9       41.0      36.3      38.1       37.8        34.5      33.1      30.7
  Research and development................          26.9       28.6      24.3      24.0       22.9        21.7      23.7      22.5
  General and administrative..............          12.8       13.9      13.6      11.6       11.4        11.5      11.3      11.5
  Cost of acquisition.....................           --          --        --        --         --          --      12.4        --
                                                   -----      -----     -----     -----      -----       -----     -----     -----
        Total operating expenses..........          74.6       83.5      74.2      73.7       72.1        67.7      80.5      64.7
                                                   -----      -----     -----     -----      -----       -----     -----     -----
Income (loss) from operations.............          (9.7)       (13)      (.1)      3.3        3.5         7.4      (5.4)     10.7
Interest income (expense), net............           0.5        0.1       0.3       0.7        2.7         2.3       4.0       3.8
                                                   -----      -----     -----     -----      -----       -----     -----     -----
Income (loss) before provision for income tax       (9.2)     (12.9)      0.2       3.9        6.2         9.7      (1.4)     14.5
Provision for income taxes................           --          --        --      (1.4)       2.3         3.6       4.1       8.9
                                                   -----      -----     -----     -----      -----       -----     -----     -----
Net income (loss).........................          (9.2)%    (12.9)%     0.2%      2.6%       3.9%       6.1%      (5.4)%     5.6%
                                                   =====      =====     =====     =====      =====      =====     ======     =====

    The Company's revenues have increased in all quarters presented as a result of increased market acceptance of the Xchange Dialogue for Marketing product, the continued growth of indirect channel revenues, increase in sales resources, and an increase in international revenues. Cost of revenues on a percentage basis decreased throughout the quarters presented as a result of an increase in software license fees in the Company's revenue mix and the completion of software royalty obligations in the second quarter of 1998. No assurances can be given that the favorable shift in revenue mix will continue. Gross profit for any quarter will be affected by the revenue mix in that quarter.

    Operating expenses have increased in each of the quarters presented. Sales and marketing expenses have increased as a result of increased sales and marketing personnel and increased commissions associated with higher revenues. Research and development expenses generally have increased as a result of continued enhancements to the eCRM product offerings, including Xchange Dialogue for Marketing, as well as the Xchange Real Time, Xchange Optimizer, and Xchange Dialogue for eMessaging software products. General and administrative expenses have increased primarily due to additional personnel, professional fees and facilities and other infrastructure costs.

    The Company's quarterly and annual operating results have varied significantly in the past and are expected to do so in the future. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as predictors of future performance. See "Risk Factors -- Our quarterly operating results may fluctuate significantly and you should not rely on them to predict our future performance."

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its operations primarily through the sale of equity securities in private placements, the issuance of notes payable to related parties, and the sales of common stock as part of its initial public stock offering in December 1998 and its secondary public stock offering in June 1999.

    In June 1999, the Company modified the terms of its revolving note agreement with Fleet National Bank, increasing the credit limit from $2.0 million to $5.0 million. The note bears interest at the bank's prime rate per annum, payable monthly in arrears, expires on July 31, 2000 and is secured by substantially all assets of the Company. Under the revolving note agreement, the Company is required to comply with certain restrictive covenants, including (i) maintaining a ratio of debt to tangible net worth of not more than 1.00 to 1.00 at the end of each fiscal quarter, (ii) maintaining a minimum tangible net worth of at least $20,000,000, subject to certain adjustments, (iii) maintaining minimum net income of $1.00 for each fiscal year, and (iv) maintaining a current assets to current liabilities ratio of not less than 2.00 to 1.00 as at the end of each fiscal quarter. In addition, the Company is prohibited from paying any cash dividends on its Common Stock under the revolving note agreement. As of December 31, 1999, the Company was in compliance with all financial covenants under the revolving note agreement with the exception of the quarterly net income requirement for the quarterly period ended September 30, 1999, and had received a waiver from the Bank for that instance of non-compliance. As a result of the MicroStrategy transaction, the Company expects to not be profitable for the foreseeable future and as such will be requesting a modification to the appropriate covenants under the revolving note agreement.

    As of December 31, 1999 the Company had $34.1 million in cash and short-term and long-term investments. The Company believes that its existing balance of cash, cash equivalents and short-term and long-term investments will be sufficient to meet the Company's working capital and anticipated capital expenditure needs for at least the next 12 months. Thereafter, the Company may require additional sources of funds to continue to support its business. There can be no assurance that such capital, if needed, will be available or will be available on terms acceptable to the Company.

    Cash and cash equivalents as of December 31, 1999 increased $9.5 million from December 31, 1998. Net cash provided by operations in 1999 of approximately $2.8 million resulted primarily from net income before depreciation expense and non-cash option related compensation expense of $3.7 million and an approximately $889,000 decrease in non-cash working capital. The decrease in non-cash working capital was primarily attributable to an increase in accounts receivable associated with increased license and services revenue in 1999 versus 1998, partially offset by an increase in accounts payable and deferred revenue.

    Net cash used in investing activities in 1999 totaled $17.4 million. Net cash used resulted from property and equipment purchases totaling $3.6 million related to the increase in headcount, the expansion of the main operating facilities and the acquisition of computer hardware and software for development and internal operating systems. In addition, the Company purchased $3.9 million of short-term and long-term investments relative to its investment position at the end of last year. Lastly, the Company paid $10 million to MicroStrategy Incorporated as an initial payment in the licensing and co-development transaction entered into in December 1999.

    Net cash provided by financing activities in 1999 of $24.1 million primarily consisted of $20.0 million in proceeds from the secondary public offering, net of expenses as well as $1.4 million from the exercise of stock options in 1999 and $2.2 million in cash tax benefits from stock option exercises.

    The Company had net operating loss carryforwards of approximately $1.6 million at December 31, 1999 to reduce future income taxes, if any. These carryforwards expire through 2018 and are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 contains provisions that may limit the amount of net operating loss and credit carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three-year period in excess of

50% as defined. The Company believes that it has experienced a change in ownership in excess of 50%. The Company does not believe that this change will significantly impact the Company's ability to utilize its net operating loss carryforwards.

    The Company currently has sales offices in the United Kingdom and Australia, in addition to the United States. The Company's revenues from international operations have been denominated in foreign currencies which historically have been stable in relation to U.S. dollars. As a result, the gain or loss from foreign currency transactions has not been material to the Company's operating results. As of December 31, 1999, the material assets and liabilities denominated in foreign currencies include accounts receivable, accounts payable and cash and cash equivalents. Due to the stability of the foreign economies where these assets and liabilities are denominated, the Company has not adopted a policy of hedging foreign currency risks. While it is anticipated that foreign transactions will continue to be denominated in local currencies, the Company expects to use hedging instruments to offset potential currency exposures arising as the Company's international operations expand into less stable economic environments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

    In December 1998, the AICPA issued Statement of Position 98-9, MODIFICATION OF SOP 97-2 SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS. SOP 98-9 requires use of the residual method of recognition of revenues when vendor-specific objective evidence exists for undelivered elements but does not exist for delivered elements of a software arrangement. The Company will be required to comply with the provisions of SOP 98-9 for transactions entered into beginning January 1, 2000. The Company does not expect the adoption of SOP 98-9 will have a material effect on its financial position or operating results.

    The Securities and Exchange Commission released Staff Accounting Bulletin
(SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The guidance is effective for the second quarter 2000. The Company does not expect the adoption of SAB 101 to have a material impact on the Company's results of operations.

                                  RISK FACTORS

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

OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT.

    We began commercial shipment of the initial Xchange Dialogue for Marketing product in July 1996. We were not a separate company until November 1996. Accordingly, we have only a limited operating history for you to evaluate our business. You must consider the risks, expenses and difficulties that an early-stage company like ours faces. These risks include our ability to:

   o   successfully respond to competitive developments;

   o   continue to upgrade our products and service offerings; and

   o   continue to attract, retain and motivate qualified personnel.


RECENT TRANSACTIONS WILL RESULT IN SHORT TERM LOSSES.

    As a result of the expenses associated with recent transactions with MicroStrategy Inc., we will report quarterly and annual operating losses for the foreseeable future.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND YOU SHOULD NOT RELY ON THEM TO PREDICT OUR FUTURE PERFORMANCE.

    Our quarterly revenues, expenses and operating results may vary significantly from quarter to quarter due to a number of factors. Therefore, you should not rely on period-to-period comparisons of results of operations as an indication of future performance. Moreover, our operating results may fall below market analysts' expectations in some future quarters. This could cause the trading price of our common stock to decline.

OUR BUSINESS MAY SUFFER IF NEW CUSTOMERS DO NOT ACCEPT OUR SOLUTIONS.

    We currently derive all of our revenues from Xchange Dialogue for Marketing licenses, Xchange Dialogue for eMessaging licenses and services related to our eCRM solution. We anticipate that these sources will continue to account for a majority of our revenues for the foreseeable future. As a result, our business will suffer if the market does not accept our solutions and our future enhancements of these solutions. If demand for our solutions drops as a result of competition, technological change or other factors, our business could be substantially harmed.

    The market for eCRM applications is still emerging and it may not continue to grow. Even if the market does grow, businesses may not adopt our solutions. We have spent, and intend to continue to spend, considerable resources educating potential customers about customer optimization software and services in general and about the features and functions of our products and services in particular. However, our solutions may not achieve any additional degree of market acceptance. If the market for our solutions fails to grow or grows more slowly than we currently anticipate, our business would be materially harmed.

WE DEPEND ON A FEW INDUSTRIES FOR MOST OF OUR SALES, AND WE MAY NOT BE SUCCESSFUL IN EXPANDING BEYOND THOSE LIMITED MARKETS.

    A substantial portion of our revenues has been derived from sales to telecommunications companies and financial institutions, including retail banks, credit card issuers and mutual fund companies. We may not continue to be successful in these markets. In addition, we may not be successful in achieving significant market acceptance in other markets that we target.

THE LOSS OF ONE OF OUR LARGEST CUSTOMERS COULD CAUSE OUR REVENUES TO DROP QUICKLY AND UNEXPECTEDLY.

    In fiscal 1998 and 1999, our top five customers accounted for 31.1% and 37.7% of total revenues, respectively. We cannot be certain that our current customers will continue to do business with us, that business from existing customers will continue at the levels of previous periods, or that we will be able to do a significant amount of business with new customers. If we lose one of our customers, our revenues could drop more quickly than we could reduce expenses. This could substantially harm our financial results.

WE NEED TO MANAGE OUR GROWTH EFFECTIVELY OR WE MAY NOT SUCCEED.

    We have grown rapidly, with total revenues increasing from $6.0 million in 1996, to $13.3 million in 1997, to $26.2 million in 1998 and we recorded $43.3 million in 1999. The number of our employees has increased from 93 at December 31, 1997 to 164 at December 31, 1998 and to 227 at December 31, 1999. Our operating and financial systems and the geographic distribution of our operations and customers have also experienced substantial growth over this period. Our future operating results will depend on the ability of our officers and other key employees to continue to implement and improve our operational, customer support and financial control systems, and to expand, train and manage our employee base. Our failure to expand and integrate these areas in an efficient manner could cause our expenses to grow, our revenues to decline or to grow more slowly than expected, and could have a material adverse effect on our business.

IF WE LOSE OUR KEY PERSONNEL, OR FAIL TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, OUR BUSINESS AND GROWTH MAY SUFFER.

    Our future success depends on the continued services of a relatively small number of key technical and senior management personnel, including Andrew J. Frawley, our Chairman, President and Chief Executive Officer, David G. McFarlane, our Chief Operating Officer, and Michael D. McGonagle, our Chief Technology Officer, none of whom presently has an employment contract with us. Our future success also depends on our continuing ability to attract and retain other highly qualified technical, sales and managerial personnel. Competition for these people is intense, and we have at times in the past experienced difficulty in recruiting qualified personnel. The loss of any member of our key technical, sales and senior management personnel or the inability to attract and retain additional qualified personnel could have a material adverse effect on our business.

OUR BUSINESS WILL NOT GROW IF WE DO NOT KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES.

    Because the market for our software products is rapidly changing, our future success will depend upon our ability to continue to enhance our current product line. We also must develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. If we are not successful in developing and marketing, on a timely and cost-effective basis, fully functional product enhancements or new products that respond to technological advances by others, our business will not grow and our financial results will suffer. In particular, our business could be harmed by:

   o   any significant errors or "bugs" in our software shipped to customers;

   o any delay by customers in making purchasing decisions in anticipation of the general availability of new or enhanced products;

   o significant delays in the general availability of our new products or releases;

   o significant problems in the installation or implementation of our new products or releases; or

   o   customer dissatisfaction with our new products or releases.

OUR STOCK PRICE OR OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO EFFICIENTLY INTEGRATE ACQUISITIONS.

    We may pursue acquisitions that could provide new technologies, products or service offerings. Future acquisitions by us may involve potentially dilutive issuances of equity securities. We also may incur substantial additional liabilities and expenses, such as debt or amortization expenses related to goodwill and other intangible assets. If any of these occur, the market price of our common stock and our financial results could suffer.

    Acquisitions also involve numerous risks, including:

   o difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

   o   the diversion of management's attention from other business concerns;

   o risks of entering markets in which we have no or limited prior experience; and

   o   the potential loss of key employees of the acquired company.

    If we are not successful integrating acquisitions, it could increase our expenses and harm our business.

COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR BUSINESS.

    Our competitors may be able to develop products and services that are more attractive to businesses than our products and services. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and larger customer bases. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They also may be able to devote greater resources to the promotion and sale of their products and services than us. If these companies introduce products and services that effectively competed with our products and services, they could be in a position to charge lower prices or to bundle their products and services with their other products and services. This could give them a competitive advantage over us.

    In order to be successful in the future, we must continue to respond promptly and effectively to the challenges of technological change and competitors' innovations. If we cannot compete successfully with existing or new competitors, we may have to reduce prices on our products, which could lead to reduced profits. We could also lose market share, which would materially and adversely affect our business.

IF WE DO NOT SUCCESSFULLY MAINTAIN OUR RELATIONSHIPS WITH INDIRECT DISTRIBUTION CHANNELS, OUR SALES COULD DECLINE OR COULD GROW MORE SLOWLY THAN EXPECTED.

    We expect to increase the amount of our products that we distribute through various indirect channels. We are unable to predict the extent to which our distribution partners will be successful in distributing our products. We rely on the marketing and sales efforts of these organizations, many of whom also market and sell competitive products. The loss of one or more of our relationships with these organizations could have a material adverse effect on our business.

    Our future performance will also depend, in part, on our ability to attract organizations that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. None of our agreements governing the re-seller or co-marketing relationships with these organizations includes any commitments on the part of these organizations to effect any minimum number of sales of our products, or otherwise to provide us with business. If revenues arising from our relationships with these organizations do not exceed historical levels, our business will not grow as expected.

WE HAVE A LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND OTHERS COULD INFRINGE ON OR MISAPPROPRIATE OUR PROPRIETARY RIGHTS.

    Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks, which we protect through a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions.

    Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and, while we are unable to determine the extent to which piracy of our software products exists, we expect software piracy to be a problem. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. Furthermore, our competitors may independently develop technology similar to ours.

    The number of intellectual property claims may increase as the number of competing products grows and the functionality of products in different industry segments overlaps. Although we are not aware that any of our products infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to current or future products. Any of these claims, with or without merit, could be time-consuming to address, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, might not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business.

IF WE DO NOT SUCCESSFULLY GROW AND MANAGE OUR INTERNATIONAL OPERATIONS, OUR BUSINESS WILL SUFFER.

    We have operations in a number of foreign markets. We currently have customers in more than 28 countries. We believe that we must expand our sales in international markets in order for our business to grow as planned. In order to successfully expand international sales, we must establish additional foreign operations and hire additional personnel. If we are unable to do so in a timely and effective manner, our growth in international sales will be limited, and our business could be materially adversely affected. We have begun to translate our products into different languages and character sets, which may be more difficult or expensive to complete than expected. In addition, other markets may have longer selling cycles and different product requirements than the United States and we may not be able to successfully adapt our products and methods.

    Our international operations are also subject to the risks inherent in any international business activities, including, in particular:

   o   management of an organization spread over various countries;

   o   longer accounts-receivable payment cycles in certain countries;

   o   compliance with a variety of foreign laws and regulations;

   o   unexpected changes in regulatory requirements;

   o   overlap of different tax structures; and

   o   general economic conditions.

CURRENCY FLUCTUATIONS AND GENERAL ECONOMIC CONDITIONS IN OUR FOREIGN MARKETS MAY IMPACT OUR CUSTOMERS' SPENDING AND THE VALUE OF MONEY OWED TO US.

    We have made substantial sales to international customers in Canada, Denmark, Germany, the Netherlands, Sweden, the United Kingdom and China. Our revenues from international operations have been denominated in foreign currencies which historically have been relatively stable in relation to U.S. dollars. As a result, we have not adopted a policy of hedging foreign currency risks. If economic conditions in our target markets decline, currencies could fluctuate relative to the U.S. dollar, and our customers could reduce their information technology spending.

OUR FOUNDERS, OFFICERS AND PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL CONTROL OVER OUR VOTING STOCK AND HAVE THE ABILITY TO MAKE DECISIONS THAT COULD ADVERSELY AFFECT OUR STOCK PRICE.

    As of January 20, 2000, our current officers, directors and principal stockholders held approximately 6.3% of our outstanding common stock. Consequently, this group will be able to control the outcome of all matters submitted for stockholder action, including the election of members to our Board of Directors and the approval of significant change in control transactions, which may have the effect of delaying or preventing a change in control. Representatives of the existing stockholders constitute all five directors and will therefore have significant influence in directing the actions of the Board of Directors. We have not identified candidates for additional positions on the Board of Directors.

WE MAY BE SUBJECT TO FUTURE PRODUCT LIABILITY CLAIMS.

    While our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims, it is possible that these provisions may not be effective under the laws of certain jurisdictions. Although we have not experienced any product liability claims to date, we may be subject to claims in the future. A successful product liability claim brought against us could have a material adverse effect on our business. Moreover, defending these claims, regardless of merit, could entail substantial expense and require the time and attention of key management personnel.

YEAR 2000 PROBLEMS MAY DISRUPT OUR BUSINESS.

    Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. As of January 1, 2000, these date code fields need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies may need to be upgraded to comply with these "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with the failure to comply with these requirements. Any failure of third-party equipment or software comprising any part of our systems to operate properly due to Year 2000 problems could require us to incur unanticipated expenses to address associated problems, which could have a material adverse effect on our business.

    Year 2000 issues may affect the purchasing patterns of customers and potential customers in a variety of ways. Many companies are expending significant resources to replace or remedy their current hardware and software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those we offer.

    We believe, based on an internal assessment, that the current versions of our software products are Year 2000 compliant. However, our products are generally integrated with enterprise systems and other products of our customers developed by other vendors. Year 2000 problems in these systems and products might significantly limit the ability of our customers to realize the intended benefits offered by our products and services. We have no plan to determine whether the internal systems and products of our customers are Year 2000 compliant. We may in the future be subject to claims based on Year 2000 problems in others' products or issues arising from the integration of multiple products within an overall system. Although we have not been involved in any litigation or proceeding to date involving our products or services related to Year 2000 issues, we may be required in the future to defend our products or services or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, and any liabilities for Year 2000-related damages, including consequential damages, could have a material adverse effect on our business.

OUR COMMON STOCK PRICE IS LIKELY TO BE VOLATILE AND COULD DROP UNEXPECTEDLY.

    The market for securities of most high technology companies, including our common stock, has been highly volatile. It is likely that the market price of the common stock will continue to fluctuate widely in the future. Factors affecting the trading price of our common stock include:

   o   responses to quarter-to-quarter variations in our results of operations;

   o the announcement of new products or product enhancements by us or our competitors;

   o   technological innovation by us or our competitors;

   o general market conditions or market conditions specific to particular industries; and

   o   changes in earnings estimates by analysts.

WE HAVE ADOPTED ANTI-TAKEOVER PROVISIONS THAT COULD AFFECT THE MARKET PRICE OF OUR COMMON STOCK OR OUR ABILITY TO SELL OUR BUSINESS.

    Certain provisions of our amended and restated certificate of incorporation and our by-laws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. In addition, certain provisions of Delaware law and our stock incentive plans may also have the effect of discouraging, delaying or preventing a sale.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

    INTEREST RATE SENSITIVITY. The Company maintains a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency treasury bills and notes with an average maturity of less then twelve months. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 1999, the fair value of the portfolio would decline by an immaterial amount.

    FOREIGN CURRENCY EXCHANGE RISK. With sales and services offices in the United States, United Kingdom and Australia, and a global customer base, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically the Company's primary exposure has been nondollar-denominated operating expenses and sales by its United Kingdom subsidiary. The introduction of the Euro as a common currency for members of the European Monetary Union, of which the United Kingdom is not a member, occurred in January 1999. To date, the Company has not seen any impact of the Euro on foreign exchange exposure. In addition, as the Company expands its sales and service presence in the Asia/Pacific region in 2000, its exposure to foreign currency exchange rate risks from the more volatile economies of this region will increase. The Company is prepared to hedge against fluctuations in the British Sterling, Euro, or other foreign currency if the exposure becomes material. As of December 31, 1999 the Company's material nondollar-denominated assets and liabilities primarily consisted of cash, accounts receivable and accounts payable denominated in British Sterling and Australian dollars.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                          PAGE
                                                                                                                          ----
Report of Independent Public Accountants...........................................................................        31
Consolidated Balance Sheets as of December 31, 1998 and 1999.......................................................        32
Consolidated Statements of Operations for the Years Ended December 31, 1997, 1998 and 1999.........................        33
Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 1997, 1998 and 1999.....        34
Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999.........................        36
Notes to Consolidated Financial Statements.........................................................................        37

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Exchange Applications, Inc. and subsidiaries:

    We have audited the accompanying consolidated balance sheets of Exchange Applications, Inc., a Delaware corporation, and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exchange Applications, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                             ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 28, 2000
(Except with respect to the matters discussed in Note 12(a), as to which the date is February 29, 2000)

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                  DECEMBER 31,
                                                                                              -------------------
                                                                                                1998       1999
                                                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents............................................................       $  5,210   $ 14,678
  Marketable securities................................................................         15,461     14,429
  Accounts receivable, less allowance for doubtful accounts of $317 and $375 at
     December 31, 1998 and 1999, respectively..........................................          7,651     11,329
  Prepaid expenses and other current assets............................................            803      2,933
                                                                                              --------   --------
          Total current assets.........................................................         29,125     43,369

Property and equipment, net............................................................          2,571      4,570
Long term marketable securities........................................................            207      5,030
Non current assets from MicroStrategy Incorporated transaction (Note 4)................             --     62,030
Other assets...........................................................................             79         66
                                                                                              --------   --------
          Total assets.................................................................       $ 31,986   $115,065
                                                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable.....................................................................       $    420   $    701
  Accrued expenses.....................................................................          5,650      5,167
  Current portion of obligations under capital leases..................................            216         --
  Current portion of MicroStrategy Incorporated obligation (Note 4)....................             --     15,377
  Deferred revenue.....................................................................          1,354      6,455
                                                                                              --------   --------
          Total current liabilities....................................................          7,640     29,823
Obligations under capital leases, net of current portion...............................            145         --
MicroStrategy Incorporated obligation, net of current portion (Note 4).................             --     16,653


Stockholders' equity (deficit):
Preferred Stock; $.001 par value-- 10,000,000 shares authorized,

  zero shares outstanding at December 31, 1998 and 1999................................             --         --
Common Stock, $.001 par value-- 150,000,000 shares authorized;

  20,931,289 and 24,053,471 shares issued at December 31, 1998 and 1999, respectively..             21         24
Additional paid-in capital.............................................................         31,678     56,869
Accumulated deficit....................................................................         (6,611)    (5,513)
Due from officer.......................................................................           (125)      (125)
Deferred compensation..................................................................           (800)      (517)
Cumulative translation adjustment......................................................             30         39
Unrealized gain (loss) on marketable securities........................................              8        (65)
Stock subscription (Note 4)............................................................             --     20,000
Treasury stock, at cost; 365,005 and 366,565 shares at December 31, 1998 and 1999,
respectively...........................................................................             --         --
                                                                                              --------   --------

          Total stockholders' equity...................................................         24,201     70,712
                                                                                              --------   --------
          Total liabilities and stockholders' equity...................................       $ 31,986   $115,065
                                                                                              ========   ========

        The accompanying notes are an integral part of these consolidated financial statements.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                          --------------------------------------
                                                                             1997          1998          1999
                                                                          ----------    ----------    ----------
Revenues:
     Software license fees.........................................       $    5,765    $   14,357    $   26,344
     Services and maintenance......................................            7,490        11,817        16,957
                                                                          ----------    ----------    ----------
          Total revenues...........................................           13,255        26,174        43,301
Cost of revenues:
     Software license fees.........................................            1,707           185           438
     Services and maintenance......................................            5,277         7,023        10,255
                                                                          ----------    ----------    ----------
          Total cost of revenues...................................            6,984         7,208        10,693
                                                                          ----------    ----------    ----------
Gross profit.......................................................            6,271        18,966        32,608
Operating expenses:

     Sales and marketing...........................................            3,614         9,864        14,555
     Research and development......................................            2,846         6,717         9,829
     General and administrative....................................            2,394         3,372         4,948
     Cost of acquisition ..........................................               --            --         1,388
                                                                          ----------    ----------    ----------
          Total operating expenses.................................            8,854        19,953        30,720
                                                                          ----------    ----------    ----------
Income (loss) from operations......................................           (2,583)         (987)        1,888
Interest income (expense):
     Interest income...............................................               89           159         1,440
     Interest expense..............................................              (65)          (55)          (10)
                                                                          ----------    ----------    -----------
          Total interest income....................................               24           104         1,430
                                                                          ----------    ----------    ----------
Income (loss) before provision for income taxes....................           (2,559)         (883)        3,318
Provision for income taxes.........................................               --           111         2,220
                                                                          ----------    ----------    ----------
Net income (loss)..................................................           (2,559)         (994)        1,098
Accretion of discount and dividends on preferred stock.............             (684)         (180)           --
                                                                          ----------    ----------    ----------
Net income (loss) applicable to common stockholders................       $   (3,243)   $   (1,174)   $    1,098
                                                                          ==========    ==========    ==========
Net income (loss) per share (Note 2(b)):
     Basic net income (loss) per share applicable to common
       stockholders................................................       $    (0.47)   $    (0.13)   $     0.05
                                                                          ==========    ==========    ==========

     Basic weighted average common shares outstanding..............        6,940,022     8,725,258    22,115,690
                                                                          ==========    ==========    ==========
     Diluted net income (loss) per share applicable to common
       stockholders................................................       $    (0.47)   $    (0.13)   $     0.04
                                                                          ==========    ==========    ==========

     Diluted weighted average common shares outstanding............        6,940,022     8,725,258     26,433,134
                                                                          ==========    ==========    ==========
Pro forma net income (loss) per share (Note 2(b)):
     Pro forma basic and diluted net income (loss) per share.......       $    (0.22)   $    (0.06)
                                                                          ==========    ==========
     Pro forma basic and diluted weighted average common shares
       outstanding.................................................       11,882,110    16,284,278
                                                                          ==========    ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             SERIES C
                                                   PREFERRED STOCK        PREFERRED STOCK          COMMON STOCK
                                               ---------------------- ----------------------  -----------------
                                                NUMBER OF     $.001    NUMBER OF      $.001    NUMBER OF      $.001     PAID-IN
                                                 SHARES     PAR VALUE   SHARES      PAR VALUE   SHARES     PAR VALUE    CAPITAL
                                                 ------     ---------   ------      ---------   ------     ---------    -------
Balance, December 31, 1996................     2,300,000        $2           --         --     5,702,657        $6         $864
Issuance costs relating to the
 sale of Series B Preferred Stock ........            --        --           --         --            --        --         (111)
Conversion of Preferred Stock
 to common stock..........................     (2,300,000)      (2)          --         --     3,450,000         4           (2)
Sale of Series C Preferred Stock,
net of issuance costs of $13..............            --        --    1,223,954          1            --        --        3,986
Accretion of discount and dividends
on Series A Preferred Stock...............            --        --           --         --            --        --           --
Loan to officer...........................            --        --           --         --            --        --           --
Issuance of common stock..................            --        --           --         --        31,000        --           10
Exercise of common stock options .........            --        --           --         --        20,192        --            7
Deferred compensation.....................            --        --           --         --            --        --          224
Compensation expense associated
 with stock options.......................            --        --           --         --            --        --           77
Cumulative translation adjustment ........            --        --           --         --            --        --           --
Unrealized gain on marketable
 securities...............................            --        --           --         --            --        --           --
Net loss..................................            --        --           --         --            --        --           --
 Comprehensive net loss for
 the year ended December 31, 1997.........
                                               ----------- ---------- ------------ ---------- ------------ ---------- -----------
Balance, December 31, 1997................            --        --    1,223,954          1     9,203,849        10        5,055
Accretion of dividends on
 Series A Preferred Stock.................            --        --           --         --            --        --           --
Exercise of common stock options..........            --        --           --         --       168,420        --           58
Deferred compensation.....................            --        --           --         --            --        --          877
Compensation expense associated
 with stock options.......................            --        --           --         --            --        --          (46)
 Issuance of common stock in initial
public offering, net of offering costs....            --        --           --         --     4,000,000         4       18,470
Cancellation of Series A
 Preferred Stock..........................            --        --           --         --            --        --        3,269
Conversion of Series B
 Preferred Stock..........................            --        --           --         --     5,111,112         5        3,996
Conversion of Series C
 Preferred Stock to common stock .........            --        --    (1,223,954)       (1)    2,447,908         2           (1)
Cumulative translation adjustment ........            --        --           --         --            --        --           --
Unrealized gain on marketable
 Securities...............................            --        --           --         --            --        --           --
Net loss..................................            --        --           --         --            --        --           --
 Comprehensive net loss for the
  year ended December 31, 1998............
                                               ----------- ---------- ------------ ---------- ------------ ---------- ---------
Balance, December 31, 1998................            --        --           --         --    20,931,289        21       31,678
Exercise of common stock options..........            --        --           --         --     1,008,086         1        1,368
Compensation expense associated
 stock options............................            --        --           --         --            --        --          753
 Issuance of common stock in follow on
 public offering, net of offering costs...            --        --           --         --     2,000,000         2       20,007
Conversion of convertible debt ...........            --        --           --         --       114,096        --          850
Cumulative translation adjustment ........            --        --           --         --            --        --           --
Stock subscription to
MicroStrategy Incorporated................            --        --           --         --            --        --           --
Tax benefit of stock options exercised ...            --        --           --         --            --        --        2,213
Unrealized gain on marketable
 Securities...............................            --        --           --         --            --        --           --
Net income................................            --        --           --         --            --        --           --
 Comprehensive net income for
the year ended December 31, 1999..........
                                               ----------- ---------- ------------ ---------- ------------ ---------- -----------
Balance, December 31, 1999................            --      $ --           --       $ --    24,053,471      $ 24     $ 56,869
                                                ========      ====     ========       ====    ==========      ====     ========

        The accompanying notes are an integral part of these consolidated financial statements.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                   (Continued)

                                                                                   UNREALIZED
                                                                       CUMULATIVE   GAIN ON
                                  ACCUMULATED  DUE FROM    DEFERRED   TRANSLATION  MARKETABLE    STOCK               COMPREHENSIVE
                                    DEFICIT     OFFICER  COMPENSATION  ADJUSTMENT  SECURITIES SUBSCRIPTION   TOTAL    INCOME(LOSS)
                                   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Balance, December 31, 1996 ....... $  (2,194)  $    --     $    --     $    --     $    --     $    --     $  (1,322)
Issuance costs relating to the
  sale of Series B Preferred Stock      --          --          --          --          --          --          (111)
Conversion of Preferred Stock
  to common stock ................      --          --          --          --          --          --          --
Sale of Series C Preferred Stock,
  net of issuance costs of $13 ...      --          --          --          --          --          --         3,987
Accretion of discount and dividends
  on Series A Preferred Stock ....      (684)       --          --          --          --          --          (684)
Loan to officer ..................      --          (125)       --          --          --          --          (125)
Issuance of common stock .........      --          --          --          --          --          --            10
Exercise of common stock options .      --          --          --          --          --          --             7
Deferred compensation ............      --          --          (224)       --          --          --          --
Compensation expense associated
  with stock options .............      --          --            14        --          --          --            91
Cumulative translation adjustment       --          --          --             2        --          --             2   $       2
Unrealized gain on marketable
     Securities ..................      --          --          --          --             3                       3           3
Net loss .........................    (2,559)       --          --          --          --          --        (2,559)     (2,559)
                                                                                                                       ---------
Comprehensive net loss for the
  year ended December 31, 1997 ...                                                                                     $  (2,554)
                                   ---------   ---------   ---------   ---------   ---------   ---------   ---------   =========
Balance, December 31, 1997 .......    (5,437)       (125)       (210)          2           3                    (701)
Accretion of dividends on
  Series A Preferred Stock .......      (180)       --          --          --          --          --          (180)
Exercise of common stock options .      --          --          --          --          --          --            58
Deferred compensation ............      --          --          (877)       --          --          --          --
Compensation expense associated         --
  with stock options .............                  --           287        --          --          --           241
Issuance of common stock in
  initial public offering, net
  of offering costs ..............      --          --          --          --          --          --        18,474
Cancellation of Series A                --
  Preferred Stock ................      --          --          --          --          --          --         3,269
Conversion of Series B                  --
  Preferred Stock ................      --          --          --          --          --          --         4,000
Conversion of Series C
  Preferred Stock to common stock       --          --          --          --          --          --          --
Cumulative translation adjustment       --          --          --            28        --          --            28   $      28
Unrealized gain on marketable
  securities .....................      --          --          --          --             5                       5           5
Net loss .........................      (994)       --          --          --          --          --          (994)       (994)
                                                                                                                       ---------
Comprehensive net loss for the
  year ended December 31, 1998 ...                                                                                     $    (961)
                                   ---------   ---------   ---------   ---------   ---------   ---------   ---------   =========
Balance, December 31, 1998 .......    (6,611)       (125)       (800)         30           8                  24,201
Exercise of common stock options .      --          --          --          --          --          --         1,369
Compensation expense associated
  stock options ..................                  --           283        --          --          --         1,036
Issuance of common stock in
  follow on public offering, net
  of offering costs ..............      --          --          --          --          --          --        20,009
Conversion of convertible debt ...      --          --          --          --          --          --           850
Cumulative translation adjustment       --          --          --             9        --          --             9   $       9
Stock subscription to
  MicroStrategy Incorporated .....      --          --          --          --          --        20,000      20,000
Tax benefit of stock options
  exercised ......................      --          --          --          --          --          --         2,213
Unrealized gain on marketable
  securities .....................      --          --          --          --           (73)                    (73)        (73)
Net income .......................   1,098          --          --          --          --          --         1,098       1,098
                                                                                                                       ---------
Comprehensive net income for
  the year ended December 31, 1999                                                                                     $   1,034
                                   ---------   ---------   ---------   ---------   ---------   ---------   ---------   =========
Balance, December 31, 1999........ $  (5,513)  $    (125)  $    (517)  $      39   $     (65)  $  20,000   $  70,712
                                   =========   =========   =========   =========   =========   =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                           1997          1998          1999
                                                       -----------   -----------   -----------
Cash flows from operating activities:
     Net (loss) income..............................   $    (2,559)  $      (994)  $     1,098
Adjustments to reconcile net (loss) income to net
     cash (used in) provided by operating activities
     Amortization of software development costs.....         1,211          --            --
     Depreciation and other amortization............           297           611         1,600
     Compensation expense associated with stock options         91           241         1,036
     Changes in operating assets and liabilities
          Accounts receivable.......................        (1,870)       (4,149)       (3,678)
          Prepaid expenses and other current assets.          (479)          (74)       (2,130)
          Accounts payable..........................          (113)          (43)          850
          Accrued expenses..........................         2,130         2,485        (1,032)
          Deferred revenue..........................           576           732         5,101
                                                       -----------   -----------   -----------
               Net cash (used in) provided by
                   operating activities.............          (715)       (1,191)        2,845
                                                       -----------   -----------   -----------
Cash flows from investing activities:
     Purchase of marketable securities..............          (200)      (15,460)       (3,864)
     Purchases of property and equipment............          (142)       (2,074)       (3,595)
     MicroStrategy Incorporated cash payment........          --            --         (10,000)
     (Increase) decrease in other assets............          (679)          356            13
                                                       -----------   -----------   -----------
               Net cash used in investing activities        (1,021)      (17,178)      (17,446)
                                                       -----------   -----------   -----------
Cash flows from financing activities:
     Payments of notes payable to related parties...        (1,000)         --            --
     Repayments under capital leases................           (86)         (269)         (380)
     Due from officer...............................          (125)         --            --
     Exercise of common stock options...............             7            58         1,369
     Issuance of common stock.......................            10          --            --
     Issuance of convertible debt...................          --            --             850
     Tax benefit from exercise of common stock options        --            --           2,213
     Dividends paid by eXstatic Software............           (10)          (19)         --
     Issuance of common stock in initial public
        offering, net of offering costs.............          --          18,474          --
     Issuance of common stock in follow on public
        offering, net of offering costs.............          --            --          20,009
     Issuance of Series B Preferred Stock, net of
        offering costs..............................         3,888          --            --
     Issuance of Series C Preferred Stock, net of
        offering costs..............................         3,987          --            --
                                                       -----------   -----------   -----------
               Net cash provided by financing
                  activities........................         6,671        18,245        24,061
                                                       -----------   -----------   -----------
Effect of exchange rate changes on cash and cash
  equivalents.......................................             2            28             8
                                                       -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents         4,937           (96)        9,468
                                                       -----------   -----------   -----------
Cash and cash equivalents, beginning of year........           369         5,306         5,210
                                                       -----------   -----------   -----------
Cash and cash equivalents, end of year..............   $     5,306   $     5,210   $    14,678
                                                       ===========   ===========   ===========
Supplemental disclosure of cash flow information
     Cash paid for interest.........................   $        19   $        55   $        13
                                                       ===========   ===========   ===========
     Cash paid for income taxes.....................   $       476   $      --     $       104
                                                       ===========   ===========   ===========
Supplemental disclosure of noncash financing and
  investing activities:
     Equipment acquired under capital leases........   $       479   $       180   $      --
                                                       ===========   ===========   ===========
     Conversion of preferred stock to common stock..   $         2   $     4,000   $      --
                                                       ===========   ===========   ===========
     Conversion of notes payable to related parties
       to Series A preferred stock..................   $     2,405   $      --     $      --
                                                       ===========   ===========   ===========
     Accretion of discount and dividends on
       preferred stock..............................   $       684   $       180   $      --
                                                       ===========   ===========   ===========
     Conversion of convertible debt to common stock.   $      --     $      --     $       850
                                                       ===========   ===========   ===========
     Technology rights acquired for MicroStrategy
       Incorporated obligation......................   $      --     $      --     $    32,030
                                                       ===========   ===========   ===========
     Technology rights acquired for subscription stock $      --     $      --     $    20,000
                                                       ===========   ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

    Exchange Applications, Inc. and its subsidiaries (the "Company") provide enterprise Customer Relationship Management (eCRM) solutions that optimize interactive relationships between customers and companies. Based on the principles of permission-based marketing and a single view of the customer, its eCRM software helps ensure that customer communications are relevant, timely and coordinated across all customer channels. By bridging online and offline customer communications, Exchange Applications facilitates higher return on investment on emarketing and ecommerce practices. The Company's solution set spans several products and services, including: (i) Xchange Dialogue for Marketing for creating and executing customer communications across all channels, (ii) Xchange Real Time for planning and synchronizing customer communications across all channels in real-time, (iii) Xchange Dialogue for eMessaging for creating and executing Web-based customer communications, and
(iv)Xchange Optimizer for web-based customer analytics and measurement.

    On August 20, 1999, the Company acquired eXstatic Software, Inc. (formerly Gino Borland, Inc.) a company that develops and markets software solutions that enable businesses to plan, create and execute highly personalized, permission-based email communications based on customer profiles. This merger has been accounted for as a pooling of interests, and accordingly the historical results of operations have been restated to reflect the results of eXstatic Software on a combined basis. See Note 3.

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

  (b) NET INCOME (LOSS) PER SHARE

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, basic and diluted net loss per common share for the years ended December 31, 1998 and 1997 is calculated by dividing the net loss applicable to common stockholders by the weighted average number of vested common shares outstanding.

    For the year ended December 31, 1999, basic net income per common share is calculated by dividing the net income applicable to common stockholders by the weighted average number of vested common shares outstanding. Diluted net income per common share for year ended December 31, 1999 is calculated by dividing the net income applicable to common stockholders by the weighted average number of vested common shares outstanding and the dilutive effect of potential common shares, consisting of outstanding stock options and unvested common shares, as determined using the treasury stock method in accordance with SFAS No. 128.

     The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted weighted average common shares outstanding:

                                                                      YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------
                                                                1997           1998           1999
                  Weighted average common shares
                  outstanding                                 8,250,960      9,165,084     22,144,634
                  Less:  weighted average
                  unvested common shares                      1,310,938        439,826         28,944
                                                            -----------     ----------     ----------
                  outstanding
                  Basic weighted average common
                  shares outstanding                          6,940,022      8,725,258     22,115,690
                  Potential common shares from
                  stock options and unvested
                  common stock                                        _              -      4,317,444
                                                             ----------     ----------     ----------
                  Diluted weighted average common
                  shares outstanding                          6,940,022      8,725,258     26,433,134
                                                                                           ==========
                  Pro forma:
                  Add:  weighted average common
                  shares issuable upon conversion
                  of preferred stock                          4,942,088      7,559,020
                                                             ----------    -----------
                  Pro forma basic and diluted
                  weighted average common shares
                  outstanding                                11,882,110     16,284,278
                                                             ==========     ==========

    Diluted weighted average shares outstanding at December 31, 1997 and 1998 exclude the potential common shares from stock options, unvested common stock and convertible preferred stock, because to include such shares would have been antidilutive. As of December 31, 1997 and 1998, 11,196,006 and 5,026,260
potential common shares were outstanding, respectively.

    The pro forma basic and diluted net loss per share for the years ended December 31, 1997 and 1998 was computed by dividing net loss applicable to common stockholders by the number of shares used in computing basic and diluted net loss per share plus the weighted average common shares issuable upon conversion of preferred stock from date of issuance. Pro forma net income information for the year ended December 31, 1999 is not relevant because all of the Company's preferred stock was converted upon the closing of the Company's initial public offering in December 1998.

  (c)  CASH EQUIVALENTS AND MARKETABLE SECURITIES

    The Company accounts for cash equivalents and marketable securities in accordance with SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at amortized cost, which approximates fair market value. The Company's short-term and long-term marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders' equity. As of December 31, 1998 and December 31, 1999, the Company's marketable securities consisted of investment grade corporate bonds. The average life to maturity of the Company's short-term and long-term marketable securities as of December 31, 1999 was 83 days and 167 days, respectively. As of December 31, 1998 and December 31, 1999, the Company had recorded unrealized gains and (losses) of approximately $8,000 and ($65,000), respectively.

  (d) LONG-LIVED ASSETS

    In accordance with the provisions of SFAS No. 121, ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company evaluates the realizability of its long-lived assets periodically based on projected future cash flows. As of December 31, 1998 and 1999, the Company determined that no material adjustment to the carrying value of its long-lived assets was required.

  (e) SOFTWARE DEVELOPMENT COSTS

    The Company's software products are highly technical and require a significant engineering and development effort. In accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, during 1994, 1995 and 1996, the Company capitalized certain software development costs relating to its Xchange Dialogue for Marketing products incurred from the date technological feasibility of the software development project had been established through June 1996. These costs were amortized over an estimated useful life of 18 months commencing with the general availability of the product in June 1996. For the year ended December 31, 1997, the Company charged approximately $1,211,000 to the cost of software license fee revenues for the amortization of these costs. As of December 31, 1997, capitalized software development costs were fully amortized.

    The software development costs incurred subsequent to the commercial release of Xchange Dialogue for Marketing were primarily related to product enhancements and product maintenance. Consequently, software development costs that would otherwise be capitalized were not material and, therefore, were expensed as incurred.

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

  (g) FINANCIAL INSTRUMENTS

    SFAS No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosures about the fair value of financial instruments. Financial instruments consist principally of cash equivalents, marketable securities, accounts receivable, accounts payable, and obligations due to MicroStrategy, Inc.. The estimated fair value of these financial instruments approximates their carrying value, except for the obligations due to MicroStrategy, Inc., which has been recorded at the present value of the future payments using an 8% discount rate.

  (h) CONCENTRATION OF CREDIT RISK

    SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet risk and concentration of credit risk such as significant foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash equivalents, marketable securities and accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. The Company performs periodic credit evaluations of its customers and has recorded allowances for estimated losses. Marketable securities are held in highly-rated corporations and financial institutions.

  (i) FOREIGN CURRENCY

    The functional currencies of the Company's wholly owned subsidiaries in the United Kingdom and Australia are the local currencies. The financial statements of the subsidiaries are translated to United States dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues, cost of revenues and expenses. Translation gains and losses are deferred and accumulated as a component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not significant during the periods presented.

  (j) REVENUE RECOGNITION

    The Company generates revenue from licensing the rights to use its software to end users and certain re-sellers. The Company also generates service and maintenance revenues from integrating its software with its customers' operating environments, the sale of maintenance services and the sale of certain other consulting and development services.

    The Company has recognized revenue in accordance with the provisions of Statement of Position ("SOP") No. 97-2, SOFTWARE REVENUE RECOGNITION. Revenues from software license fee agreements are recognized upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance. Revenues from software maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. Revenues from professional service arrangements, including application hosting services, are recognized on either a time-and-materials or percentage-of-completion basis as the services are performed, provided that amounts due from customers are fixed or determinable and deemed collectible by management. Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue.

    Cost of software license fee revenues consists of costs to distribute the product, including the cost of the media on which it is delivered and royalty payments to third party vendors, as well as the amortization of software development costs. Cost of service and maintenance revenues consists primarily of consulting and support personnel salaries and related costs.

  (k) ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company follows SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION in accounting for stock based GRANTS. As permitted by SFAS No. 123, the Company has continued to account for employee stock options in accordance with Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and has included the pro forma disclosures required by SFAS No. 123 for all periods presented.

(l) NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

    In December 1998, the AICPA issued Statement of Position 98-9, MODIFICATION OF SOP 97-2 SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS. SOP 98-9 requires use of the residual method of recognition of revenues when vendor-specific objective evidence exists for undelivered elements but does not exist for delivered elements of a software arrangement. The Company will be required to comply with the provisions of SOP 98-9 for transactions entered into beginning January 1, 2000. The Company does not expect the adoption of SOP 98-9 will have a material effect on its financial position or operating results.


    The Securities and Exchange Commission released Staff Accounting Bulletin
(SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The guidance is effective for the second quarter 2000. The Company does not expect the adoption of SAB 101 to have a material impact on the Company's results of operations.

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

(3) ACQUISITION OF EXSTATIC SOFTWARE, INC.


     On August 20, 1999, the Company acquired eXstatic Software, Inc. (eXstatic) (formerly Gino Borland, Inc.) a company that develops and markets software solutions that enable businesses to plan, create and execute highly personalized, permission-based email communications based on customer profiles. The Company exchanged 1,214,568 shares of common stock for all the outstanding shares of eXstatic common stock, and exchanged options to purchase 277,842 shares of the Company's common stock for all the outstanding options of eXstatic; 121,442 of the shares issued were placed into escrow as security for indemnification obligations of eXstatic relating to representations, warranties and tax matters. This acquisition has been accounted for as a pooling of interests, and, accordingly, the historical results of operations have been restated to reflect the results of eXstatic on a combined basis for all periods presented.

     The following table presents a reconciliation of net revenues and net income (loss) previously reported by the Company to those incorporated in the accompanying consolidated financial statements.

                                              FOR THE YEAR ENDED DECEMBER 31,         FOR THE SIX
                                          ----------------------------------------    MONTHS ENDED
                                                 1997                 1998            JUNE 30, 1999
                                          -------------------- ------------------- --------------------
                                                                                       (unaudited)
           NET REVENUES
              Exchange Applications          $     12,669          $     24,766        $     18,365
              eXstatic Software                       586                 1,398                 358
                                             ------------          ------------        ------------
           COMBINED NET REVENUES             $     13,255          $     26,174        $     18,723
                                             ============          ============        ============

           NET INCOME (LOSS)

              Exchange Applications          $     (2,613)         $       (975)       $      1,214
              eXstatic Software                        54                   (19)               (408)
                                             ------------          -------------       ------------
           COMBINED NET INCOME (LOSS)        $     (2,559)         $       (994)       $        806
                                             ============          =============       ============

(4) TRANSACTIONS WITH MICROSTRATEGY INCORPORATED

    In December 1999, the Company entered into a strategic alliance relationship with MicroStrategy, Inc., resulting in a series of transactions between the two companies. MicroStrategy's products help businesses analyze customer data in order to create intelligent marketing campaigns. Because the net cash consideration from the transactions described below is significant, the Company has accounted for these transactions as monetary exchanges and has recorded them at the fair value of the elements exchanged.

    The Company agreed to pay to MicroStrategy an aggregate of $65 million in cash and the Company's common stock over the two years commencing in December 1999. In return, the Company would receive the following:

       TECHNOLOGY LICENSES - The Company received licenses for MicroStrategy's products for the purpose of developing new products using MicroStrategy technology along with distribution rights to the MicroStrategy applications incorporated as part of an eCRM solution on a royalty-free basis for 42 months. The total consideration for these licenses was $30 million and consisted of a cash payment of $10,000,000 in December 1999 and a stock subscription for $20,000,000, which was settled by the Company in January 2000 through the issuance of 824,742 shares of the Company's common stock.

       RESEARCH AND DEVELOPMENT WORKFORCE - The Company will receive the services of a dedicated research and development workforce from MicroStrategy for a 3 1/2 year term to develop new products using MicroStrategy's technology.

       PREPAID CO-MARKETING SERVICES - The Company will receive $5 million in co-marketing services from MicroStrategy in the form of joint advertising and promotion support over a period of 18 months.

    The total consideration for the research and development workforce and the prepaid co-marketing costs is $35 million and is payable in either cash or the Company's common stock, at the Company's option on a quarterly basis over two years beginning in June 2000.

    The Company has capitalized as a non-current asset the present value of the future payment obligations to MicroStrategy, totaling $62.0 million, and will amortize this asset to operations over the terms of the underlying arrangements, which is approximately 18 to 42 months.

    Also in December 1999, MicroStrategy entered into a valued added reseller agreement and a software license agreement with the Company whereby they will receive the following licenses from the Company:

       ROYALTY-FREE DISTRIBUTION LICENSE - MicroStrategy received a royalty-free right to distribute in their Strategy.com ASP environment for 3 1/2 years the Company's Xchange Dialogue for eMessaging product to named affiliates of MicroStrategy's Strategy.com web service, valued at $8.0 million;

       INTERNAL-USE AND DEVELOPMENT LICENSES - MicroStrategy received perpetual internal-use and development licenses to use the Company's products, along with the initial year of support and maintenance, valued at a total of $2.0 million.

    MicroStrategy must pay the Company the $8.0 million for the Xchange Dialogue for eMessaging product distribution over the 3 1/2 year term as MicroStrategy adds named affiliates to its Strategy.com web service. The Company will record the license fee as MicroStrategy signs up named affiliates and the payments become due. The Company is providing support to MicroStrategy under annual maintenance contracts that are billed when MicroStrategy designates affiliates. Revenues under these maintenance contracts are recognized over the period of service. In December 1999, the Company recorded total revenue of $4.5 million when MicroStrategy designated and paid for 45 named affiliates for the Xchange Dialogue for eMessaging product through the Strategy.com web service. The Company expects to record the remaining $3.5 million of revenue under this contract during 2000

    MicroStrategy must pay the Company the $2.0 million for the internal-use and development licenses upon the delivery and execution of the license agreements. These products were delivered in January 2000 at which point the product revenue was recognized and the support and maintenance fees were deferred.


(5) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, net of accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight-line method to allocate the cost of property and equipment over their estimated useful lives. Property and equipment, at cost, and their estimated useful lives are as follows:

                                                               DECEMBER 31,
                                               ESTIMATED      --------------
                                              USEFUL LIFE     1998      1999
                                              -----------     ----      ----
                                                      (IN THOUSANDS)
      Computers and equipment...........    4 years          $ 2,031   $ 3,873
      Furniture and fixtures............    10 years             535     1,022
      Purchased software................    3 years              842     1,891
      Leasehold improvements............    Life of the
                                            lease                212       429
                                                             -------   -------
                                                               3,620     7,214
      Less -- Accumulated depreciation and
        amortization....................                       1,049     2,644
                                                             -------   -------
                                                             $ 2,571   $ 4,570
                                                             =======   =======

    Depreciation and amortization expense for the years ended December 31, 1997, 1998, and 1999 was approximately $297,000, $611,000, and $1,600,000 respectively.

(6) ACCRUED EXPENSES

    Accrued expenses at December 31, 1998 and 1999 consisted of the following:

                                                DECEMBER 31,
                                             1998           1999
                                             ----           ----
                                               (IN THOUSANDS)
                        Payroll and
                        related costs.... $ 2,481        $ 2,484
                        Royalties........      47            196
                        Other............   3,132          2,467
                                          -------        -------
                                          $ 5,650        $ 5,167
                                          =======        =======

(7) INCOME TAXES

    The components of the provision for income taxes for the each of the three years in the period ended December 31, 1999 are as follows:

                                          1997          1998           1999
                                          ----          ----           ----
                                                    (IN THOUSANDS)
             Current
                 Federal                $        -    $        -    $    1,754
                 State                           -             -           310
                 Foreign                         -           111           152
                                        ----------    ----------    ----------
                                                 -           111         2,216
                                        ----------    ----------    ----------
             Deferred
                 Federal                         -             -             -
                 State                           -             -             -
                 Foreign                         -             -             -
                                        ----------    ----------    ----------
                                                 -             -             -
                                        ----------    ----------    ----------
                        Total           $        -    $      111    $    2,216
                                        ==========    ==========    ==========

    For the year ended December 31, 1999, the Company realized a tax benefit related to disqualifying dispositions from stock option exercises of approximately $2,213,000 with a corresponding increase in additional paid-in capital. For the years ended December 31, 1998 and 1997, a similar tax benefit was not recorded due to either the absence of disqualifying dispositions or due to the uncertainty related to the future realizability of the net operating loss carryforwards generated.

    The approximate tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets are as follows:

                                                         DECEMBER 31,
                                                    1998             1999
                                                    ----             ----
                                                        (IN THOUSANDS)

             Nondeductible expenses and
             reserves..........................   $     1,059      $     1,027
             Net operating loss carryforwards..           872              674
                                                  -----------      -----------
                                                        1,931            1,701
                                                  -----------      -----------
             Valuation allowance...............        (1,931)          (1,701)
                                                  -----------      -----------
                  Net deferred tax asset.......   $        --      $        --
                                                  ===========      ===========

    The Company has established a valuation allowance against its deferred tax asset to the extent that it cannot conclusively demonstrate that these assets "more likely than not" will be realized. In evaluating the realizability of these deferred tax assets, the Company has considered the following factors: (1) its short operating history, (2) the volatility of the industry in which it operates, (3) the operating losses incurred to date, (4) the expected future earnings impact of the MicroStrategy Incorporated transaction entered into in December 1999. The Company believes that given the significance of this evidence, a full valuation reserve against its deferred tax assets is required as of December 31, 1998 and 1999. The decrease in the valuation allowance during these periods resulted from the decrease in net operating loss carryforwards due to partial utilization during 1999.

    The Tax Reform Act of 1986 contains provisions that may limit the amount of net operating loss and credit carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three-year period in excess of 50%, as defined. The Company believes it has experienced a change in ownership in excess of 50%. The Company does not believe that this change in ownership will significantly impact the Company's ability to utilize its net operating loss carryforwards. As of December 31, 1999, the Company had net operating loss carryforwards of approximately $1,645,000 to reduce future income taxes, if any. These carryforwards expire through 2019 and are subject to review and possible adjustment by the Internal Revenue Service.

    A reconciliation of the federal statutory rate to the Company's effective tax rate for each of the three years in the period ended December 31, 1999 is as follows:

                                                   1997       1998       1999
                                                   ----       ----       ----

             Provision at federal statutory
             rate                                    (34)%      (34)%       34%
             Increase (decrease) in tax resulting
              from:
                State income tax, net of
                federal benefits                       -          -          6
                Foreign income taxes                   -         13          -
                eXstatic pre-acquisition
                losses                                 -          -          7
                eXstatic acquisition expenses          -          -         16
                Change in valuation allowance         34         34          7
                Other, net                             -          -         (3)
                                                  ------     ------     ------
                     Effective tax rate                -%        13%        67%
                                                  ======     ======     ======

(8) REVOLVING NOTE AGREEMENT

    In June 1999, the Company modified the terms of its revolving note agreement with Fleet National Bank, increasing the credit limit from $2.0 million to $5.0 million. The note bears interest at the bank's prime rate per annum, payable monthly in arrears, expires on July 31, 2000 and is secured by substantially all assets of the Company. Borrowings and the face amount of outstanding letters of credit are limited to 80% of qualified receivables. Borrowings under the Note bear interest at the bank's prime rate (8.5% at December 31, 1999) per annum, payable monthly in arrears. As of December 31, 1998 and 1999, no borrowings were outstanding under the Note. As of December 31, 1998 and 1999, letters of credit totaling $861,500 were outstanding.

    Under the revolving note agreement, the Company is required to comply with certain restrictive covenants, including (i) maintaining a ratio of debt to tangible net worth of not more than 1.00 to 1.00 at the end of each fiscal quarter, (ii) maintaining a minimum tangible net worth of at least $20,000,000, subject to certain adjustments, (iii) maintaining minimum net income of $1.00 for each fiscal year, and (iv) maintaining a current assets to current liabilities ratio of not less than 2.00 to 1.00 as at the end of each fiscal quarter. In addition, the Company is prohibited from paying any cash dividends on its Common Stock under the revolving note agreement. As of December 31, 1999, the Company was in compliance with all financial covenants under the revolving note agreement with the exception of the quarterly net income requirement for the quarterly period ended September 30, 1999, and had received a waiver from the Bank for that instance of non-compliance. As a result of the MicroStrategy transaction, the Company expects to not be profitable for the foreseeable future and as such will be requesting a modification to the appropriate covenants under the revolving note agreement.

(9) COMMITMENTS

  (a) LEASE OBLIGATIONS

    In April 1999, the Company paid off all of its outstanding short-term and long-term obligations for certain equipment leased under agreements that were accounted for as capital leases. Interest rates on these leases ranged from 12.0% to 14.5%.

    The Company has certain noncancellable operating leases for facilities and equipment. The operating leases expire at various dates through 2005. The Company has letters of credit outstanding with a bank (see Note 8) for $861,500 as collateral on its leased facilities and certain equipment. Total rent expense, net of sublease rental income, under these agreements was approximately $407,000, $956,000, $1,646,000 for the years ended December 31, 1997, 1998, and
1999, respectively. For the year ended December 31, 1999, sublease rent income was $552,000.

    At December 31, 1999, the minimum lease commitments for all leased facilities and equipment with an initial or remaining term in excess of one year are as follows:

                                                              OPERATING
                      FOR THE YEAR ENDING DECEMBER 31,          LEASES
                                                                ------
                                                            (IN THOUSANDS)
                      2000.............................          3,075
                      2001.............................          2,859
                      2002.............................          2,588
                      2003.............................          2,597
                      2004.............................          1,495
                      Thereafter.......................             82
                                                               -------
                           Total minimum payments......        $12,696
                                                               =======

    As of December 31, 1999, the Company had two outstanding sublease agreements that will reduce future rent expense by approximately $851,000 and $236,000 for the years ended December 31, 2000 and 2001, respectively.

  (b) ROYALTY

    The Company licensed certain intellectual property from a third party, which has been integrated with Xchange Dialogue for Marketing, under a royalty-bearing agreement. Under the terms of the license agreement, the Company is required to pay royalties to the licensor totaling approximately $656,000 on the first $10,000,000 of cumulative Xchange Dialogue for Marketing license fees. In the second quarter of 1998, the aggregate sales of Xchange Dialogue for Marketing had exceeded the $10,000,000 limit. Accordingly, the Company has no further royalty obligation under this agreement. For the years ended December 31, 1997 and 1998, the Company charged royalties of approximately $456,000 and $86,000, respectively, to the cost of software license fees relating to this agreement.

(10)  PREFERRED STOCK

    At incorporation on November 7, 1996, the Company authorized 10,000,000 shares of $.001 par value Preferred Stock for future issuance in one or more series.

    On March 18, 1997, the Company converted all of its previously outstanding shares of Preferred Stock into 1,725,000 shares of common stock. The Company then amended its certificate of incorporation to reduce the number of authorized shares of its $.001 par value preferred stock to 5,455,556 shares, of which 2,900,000 shares were designated as Series A Preferred Stock and 2,555,556 shares were designated Series B Preferred Stock. The 2,900,000 shares of Series A Preferred Stock were issued upon the conversion of $2,405,000 of notes payable to related parties. The 2,555,556 shares of Series B Preferred Stock were sold to venture capital investors at a price of $1.565 per share, with net proceeds to the Company of $3,888,000.

    Each outstanding share of Series A Preferred Stock accrued a cumulative annual dividend of 8.25%. The Company has provided for Series A Preferred Stock cumulative dividends by accreting charges against the accumulated deficit with corresponding increases to the carrying value of the Series A Preferred Stock. Such increases aggregated approximately $189,000 and $180,000 for the years ended December 31, 1997 and 1998, respectively.

    The Company loaned $125,000 to an officer for the purchase of approximately 38,000 shares of Series B Preferred Stock from another stockholder. The loan is evidenced by a note that bears interest at the prime rate and is secured by the 38,000 shares of Series B Preferred Stock the officer purchased. The Company has accounted for this loan as a stock subscription receivable classified as Due from Officer in the accompanying consolidated statements of stockholders' equity as of December 31,1998 and 1999.

    On December 4, 1997, the Company authorized an additional 1,223,954 shares of $.001 par value Preferred Stock and designated these shares as Series C Convertible Preferred Stock ("Series C Preferred Stock"). The 1,223,954 shares of the Series C Preferred Stock were sold to venture capital investors at a price of $3.268 per share, with net proceeds to the Company of $3,987,000.

    On December 14, 1998, the Company completed an initial public offering that satisfied the conditions of a Qualified Offering as defined by the Preferred Stock agreements. Accordingly, Series A Preferred Stock was reclassified to $3,269,000 of additional paid-in capital and the Series B Preferred Stock, at a redemption value of $4,000,000, was converted into 2,555,556 shares of Common Stock. In addition, the Series C Preferred Stock was converted to 1,223,954 shares of Common Stock upon completion of the initial public offering.

(11) REDEEMABLE PREFERRED STOCK

    The following is a summary of the activity for the Series A and Series B Preferred Stock:

                                                 SERIES A                    SERIES B
                                                REDEEMABLE            CONVERTIBLE REDEEMABLE
                                              PREFERRED STOCK             PREFERRED STOCK
                                        --------------------------  -------------------------      TOTAL
                                          NUMBER OF    REDEMPTION     NUMBER OF   REDEMPTION    REDEMPTION
                                           SHARES         VALUE        SHARES        VALUE         VALUE
                                        ------------  ------------  ------------ ------------  ---------
                                                         (IN THOUSANDS, EXCEPT SHARE DATA)

     Balance, December 31, 1996.......           --      $    --             --     $    --       $    --
       Conversion of notes payable to
          related parties into Series
          A Preferred Stock...........    2,900,000        2,405             --          --         2,405
       Issuance of Series B Preferred
          Stock.......................           --           --      2,555,556       4,000         4,000
       Accretion of discount and
          dividends on Series A
          Preferred Stock.............           --          684             --          --           684
                                          ---------      -------      ---------     -------       -------
     Balance, December 31, 1997.......    2,900,000        3,089      2,555,556       4,000         7,089
       Accretion of dividends on
     Series A Preferred Stock.........           --          180             --          --           180
       Retirement of Series A
     Preferred Stock..................   (2,900,000)      (3,269)            --          --        (3,269)
       Conversion of Series B
     Preferred Stock to common stock..           --           --      (2,555,556)    (4,000)       (4,000)
                                          ---------      -------      ----------    -------       -------

     Balance, December 31, 1998.......           --      $    --             --     $    --       $    --
                                          =========      =======      =========     =======       =======

    During 1997, the Company issued Series A Preferred Stock at a discount of $495,000 from its redemption value. The Company accreted this discount to the Series A Preferred Stock through a charge to accumulated deficit upon issuance.

(12) STOCKHOLDERS' EQUITY (DEFICIT)

  (a) COMMON STOCK

    At incorporation, the Company authorized 10,000,000 shares of $.001 par value common stock. In March 1997 and December 1997 and July 1998, the Company amended its certificate of incorporation to increase the number of authorized shares of $.001 par value common stock to a total of 30,000,000 shares. On February 29, 2000 the Company's shareholders approved an increase in the authorized shares of $.001 par value common stock to a total of 150,000,000 shares.

    On January 28, 2000 the Company's Board of Directors approved a 2 for 1 stock split, to be effected in the form of a stock dividend. On March 17, 2000 the Company paid the stock dividend to all shareholders of record on March 3, 2000. All share and per share amounts in the accompanying financial statements have been adjusted to reflect the stock split.

    The Company has reserved 7,449,926 shares of common stock for the issuance of stock options under the 1996 Stock Incentive Plan. On July 15, 1998, the Company reserved an additional 6,000,000 shares of common stock in connection with the adoption of the 1998 Stock Incentive Plan, an Employee Stock Purchase Plan and a Directors' Stock Option Plan.

  (b) RESTRICTED COMMON STOCK

    At incorporation, the Company issued 4,968,750 shares of common stock to the Company's founders and employees at $.001 per share, the fair market value as determined by the Board of Directors at the time of issuance.

    In connection with the issuance of common stock, the Company and two of its founders signed a Founder Restricted Stock Agreement (the "Founder Agreement"). These shares vested 50% immediately with the balance vesting ratably on an annual basis through January 1, 1999.

    As provided in the Founder Agreement, if the employment of the founders is terminated, the Company has the option (the "Company Option") to purchase their unvested stock. This Company Option shall be exercisable by the Company at a price equal to the lesser of the issue price or the fair market value of the stock as determined by the Board of Directors. In March 1997, one of the founders terminated employment, resulting in the Company's repurchase of 166,750 unvested common shares at $0.001 per share.

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

    Since inception, the Company has repurchased an additional 199,815 shares of unvested common stock at $0.001 per share from other terminated employees.

(13) STOCK OPTIONS

 (a)  1996 STOCK OPTION PLAN

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

 (b)  1998 STOCK OPTION PLAN

    In July 1998 the Company adopted the 1998 Stock Option Plan. (the 1998 Plan) pursuant to which 5,400,000 additional shares of the Company's common stock was reserved for future issuance. The 1998 Plan provides for the grant of incentive stock options and nonqualified stock options to officers and employees of the Company. The 1998 Plan is administered by the Board of Directors, which determines the fair market value and the purchase price for such options. Options generally vest over a four-year period and expire 10 years from the date of grant. The shares subject to options that expire or are not exercised for other reasons will be available for future grant under the 1998 Plan. In addition, the 1998 Plan provides for the granting of time accelerated incentive stock options.

 (c)  1998 DIRECTORS STOCK OPTION PLAN

    In July 1998 the Company adopted the 1998 Board of Directors Plan (the 1998 Directors Plan), which provides for the grant of nonqualified stock options and restricted common stock to non-employee directors of the Company. The 1998 Directors Plan is administered by the Board of Directors, which determines the fair market value and the purchase price for such options. Options generally vest over a four-year period and expire 10 years from the date of grant. The shares subject to options that expire or are not exercised for other reasons will be available for future grant under the 1998 Directors Plan.

 (d)  SUMMARY OF OPTION ACTIVITY

    Stock option activity from the 1996 and 1998 Stock Option Plan and the 1998 Board of Directors Plan for each of the three years in the period ended December 31, 1999 was as follows:

                                                                                        WEIGHTED
                                                      NUMBER OF        RANGE OF         AVERAGE
                                                        SHARES      EXERCISE PRICES  EXERCISE PRICE
                                                        ------      ---------------  --------------
              Outstanding, December 31, 1996...                --          --              --
                   Granted.....................         2,898,950    $0.33 -- $0.68      $0.37
                   Exercised...................           (20,192)        0.33            0.33
                   Canceled....................           (80,308)    0.33 -- 0.43        0.33
                                                     ------------    --------------      ------

              Outstanding, December 31, 1997...         2,798,450     0.33 -- 0.68        0.37
                   Granted.....................         3,427,364     0.44 -- 7.25        4.29
                   Exercised...................          (168,420)    0.33 -- 0.68        0.35
                   Canceled....................        (1,000,414)    0.33 -- 7.25        5.49
                                                     ------------    --------------      ------

              Outstanding, December 31, 1998...         5,056,980     0.33 -- 5.50         2.02
                   Granted.....................         2,643,676     0.43 -- 17.50       10.86
                   Exercised...................        (1,008,086)    0.33 -- 14.91        1.22
                   Canceled....................          (558,280)    0.33 -- 17.50        6.00
                                                     ------------    --------------      ------

              Outstanding, December 31, 1999...         6,134,290    $0.33 -- $17.50     $ 5.60
                                                     ============    --------------      ======


              Exercisable, December 31, 1999...         1,992,994    $0.33 -- $14.91     $ 2.33
                                                     ============    --------------      ======
              Exercisable, December 31, 1998...         1,497,815    $0.33 -- $5.50      $ 0.93
                                                     ============    --------------      ======
              Exercisable, December 31, 1997...           561,881    $0.33 -- $0.68      $ 0.36
                                                     ============    --------------      ======

                                              OPTIONS OUTSTANDING                           OPTIONS  EXERCISABLE
                      ----------------------------------------------------------    ----------------------------
        RANGE OF        OUTSTANDING AS    WEIGHTED-AVERAGE     WEIGHTED-AVERAGE      EXERCISABLE AS   WEIGHTED-AVERAGE
     EXERCISE PRICES      OF 12/31/99      REMAINING LIFE       EXERCISE PRICE      OF 12/31/99        EXERCISE PRICE
     ---------------        ---------      --------------       --------------       ----------        --------------

   $ .001 --   1.35         2,034,410           6.5                $    0.81            1,181,726           $  0.39
   $ 3.50 --   6.49           514,534           5.9                $    3.64              239,006           $  1.83
   $ 6.50 --  10.49         1,251,074           8.2                $    9.74              333,370           $  4.82
   $10.50 --  14.50            75,436           8.7                $   11.00               20,186           $  5.50
   $15.00 --  19.50           929,700           9.1                $   17.44              203,874           $  8.87
   $26.00 --  35.00         1,329,136           9.5                $   26.99               14,832           $ 14.91
                          -----------           ---                ---------          -----------           -------
                            6,134,290           7.9                $    5.60            1,992,994           $  2.33
                          ===========           ===                =========          ===========           =======

    Since 1997, approximately 1,683,100 time accelerated incentive stock options were granted to certain employees. These options vest and become exercisable 25% annually upon the achievement of certain performance criteria (the Criteria) as approved by the Company on an annual basis, or after a predetermined number of years from the date of grant. The Criteria, which are set each year by the Board of Directors, allows for vesting upon the achievement of the Criteria as of December 31 for that year.

    In connection with certain stock option grants in 1997 and 1998, the Company has recorded a total of $1,101,000 of deferred compensation expense, which is being amortized and charged to operations over the four-year vesting period of the related options. Total option-related compensation expense pertaining to these grants was $241,000 and $258,000 for the years ended December 31, 1998 and 1999, respectively.

    On November 10, 1998 the Company amended the terms of all Stock Option Agreements granted between May 1, 1998 and September 30, 1998 whereby the exercise prices on options to purchase 638,200 shares of common stock were reduced to $5.00 per share.

    As of December 31, 1999, the Company had 921,432, 3,120,358, and 135,000
shares available for future issuance under the 1996 Stock Option Plan, 1998 Stock Option Plan, and the Directors Stock Option Plan, respectively.

  (e)  PRO FORMA STOCK-BASED COMPENSATION

    The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted during 1997, 1998 and 1999 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used were as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                             1997          1998          1999
                                                             ----          ----          ----
             Risk-free interest rate..................       5.96%         5.40%        5.54%
             Expected dividend yield..................        --            --           --
             Expected lives...........................      4 years       4 years      4 years
             Expected volatility......................        79%           79%         75.5%


             Weighted average grant date fair value...       $0.23         $1.23        $2.60
             Weighted average remaining contractual
             life of options outstanding..............     9.1 years     8.3 years    7.9 years

    Had compensation expense for the Company's stock option plans been determined consistent with SFAS No. 123, net loss and net loss per share would have been approximately as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                            1997          1998          1999
                                                        -----------   -----------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
             As reported
               Net income (loss) applicable to common
                  Stockholders.....................       $(3,243)      $(1,174)      $ 1,098
                                                          =======       =======       =======
               Diluted net income (loss) per share.       $ (0.47)      $ (0.13)      $  0.04
                                                          =======       =======       =======
             Pro forma
               Net loss applicable to common              $(3,457)      $(3,327)      $(5,069)
                                                          =======       =======       =======
             stockholders....
              Diluted net loss per share...........       $ (0.50)      $ (0.38)      $ (0.22)
                                                          =======       =======       =======

(14) EMPLOYEE STOCK PURCHASE PLAN

    In July 1998, the Company adopted an Employee Stock Purchase Plan (the "ESPP"),whereby employees, at their option, can purchase shares of Company common stock. This is done through a payroll deduction at the lower of 85% of the fair market value on the first day of the ESPP offering period or the end of each six-month period. The ESPP expires at the earlier of December 31, 2008 or the date on which all shares available for issuance have been sold. The Company has reserved 400,000 shares of common stock for issuance under the ESPP. At December 31, 1999 employees have purchased 14,386 shares through the ESPP and 385,614 shares are available for future purchases.

(15) EMPLOYEE BENEFIT PLAN

    The Company has a qualified 401(k) savings plan (the "401(k) Plan") covering all of the Company's eligible full-time employees. Under this plan, participants may elect to defer a portion of their compensation, subject to certain IRS limitations. The Company does not currently provide employer matching contributions under the 401(k) Plan.

(16) SEGMENT AND ENTERPRISE WIDE REPORTING

    The Company has adopted SFAS No. 131 DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS No. 131). SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis of each reportable segment of an enterprise. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision maker or decision making group, in deciding how to allocate resources and assess performance. Unless impracticable, companies are required to restate prior period information upon adoption. To date, the Company has viewed its operations and managed its business as principally one segment. As a result, the financial information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

    Revenues by geographic destination as a percentage of total revenues are as follows:

                                        YEARS ENDED
                                       DECEMBER 31,
                                  1997     1998     1999
                                -------  -------  ------
             United States..       86%      68%      77%
             United Kingdom.        5       14        8
             Canada.........        8       14        2
             Germany........       --        2        1
             Japan..........       --       --        3
             Other..........        1        2        9
                                  ---      ---      ---
                                  100%     100%     100%
                                  ===      ===      ===

    The Company established a foreign subsidiary in the United Kingdom in July 1997 and in Australia in April 1998. Operations in various geographic areas, since the inception of those entities, are summarized as follows:

                                               UNITED     UNITED
                                               STATES     KINGDOM  AUSTRALIA   ELIMINATIONS  CONSOLIDATED
                                               ------     -------  ---------   ------------  ------------
             Year Ended December 31, 1997
                  Total revenues.........    $ 12,678    $   577    $   --            --      $ 13,255
                                             ========    =======    ======      ========      ========
                  Net loss...............    $ (2,532)   $   (27)   $   --            --      $ (2,559)
                                             ========    =======    ======      ========      ========
                  Identifiable assets....    $ 11,153    $   925    $   --      $   (603)     $ 11,475
                                             ========    =======    ======      ========      ========

             Year Ended December 31, 1998
                  Total revenues.........    $ 22,813    $ 4,764    $  304      $ (1,707)     $ 26,174
                                             ========    =======    ======      ========      ========
                  Net income (loss)......    $   (701)   $    81    $ (374)     $     --      $   (994)
                                             ========    =======    ======      ========      ========
                  Identifiable assets....    $ 31,416    $ 2,127    $  367      $ (1,924)     $ 31,986
                                             ========    =======    ======      ========      ========

             Year Ended December 31, 1999

                  Total revenues.........    $ 37,268    $ 7,592    $2,402      $ (3,962)     $ 43,301
                                             ========    =======    ======      ========      ========
                  Net income.............    $    612    $   380    $  106      $     --      $  1,098
                                             ========    =======    ======      ========      ========
                  Identifiable assets....    $115,378    $ 4,595    $1,321      $(6,229)      $115,065
                                             ========    =======    ======      ========      ========

    The following table summarizes the number of customers that individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenues and accounts receivable.

                                             REVENUE                ACCOUNTS RECEIVABLE
                                     ---------------------        ------------------------
                                                  PERCENT OF                   PERCENT OF
                                     NUMBER OF       TOTAL        NUMBER OF   TOTAL ACCOUNT
                                     CUSTOMERS      REVENUE       CUSTOMERS    RECEIVABLES
                                     ---------      -------       ---------    -----------
             December 31, 1997.         2             56%            2             66%
             December 31, 1998.         1             12             3             47
             December 31, 1999.         2             22             1             12


(17) ALLOWANCE FOR DOUBTFUL ACCOUNTS

    A summary of the allowance for doubtful accounts is as follows:

                                                     DECEMBER 31,
                                                1997     1998     1999
                                              -------- -------- ------
                                                    (IN THOUSANDS)
             Balance, beginning of period.     $   43   $  216   $  317
               Provision for doubtful
             accounts.....................        190      150      231
               Write-offs.................        (17)     (49)    (173)
                                               ------   ------    -----
             Balance, end of period.......     $  216   $  317   $  375
                                               ======   ======   ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated herein by reference to the section entitled "Election of Directors" included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2000, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year to which this Annual Report on Form 10-K relates. Certain information concerning the registrant's executive officers is included under the caption "Executive Officers of the Registrant" at pages 14-15 following Part I, Item 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to the section entitled "Executive Compensation" included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2000,which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year to which this Annual Report on Form 10-K relates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference to the section titled "Voting Securities" included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2000, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year to which this Annual Report on Form 10-K relates.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by reference to the section "Compensation Committee Interlocks, Insider Participation and Certain Transactions" included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2000, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year to which this Annual Report on Form 10-K relates.

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

(a)(3) EXHIBITS. The following is a list of exhibits filed herewith or incorporated by reference herein:

  EXHIBITS
  --------

    3.1* Form of Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1, dated July 22, 1998, File No.333-59613) Form of Amended and Restated By-laws of the Registrant (filed as Exhibit

    3.2* 3.2 to the Company's Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)

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

    10.20 Payment and Registration Rights Agreement, dated December 28, 1999, between the Registrant and MicroStrategy, Inc.

    10.21 Software Development and OEM Agreement, dated December 28, 1999, between the Registrant and MicroStrategy, Inc.

    10.22 Value Added Reseller Agreement, dated December 28, 1999, between the Registrant and MicroStrategy, Inc.

    21.1* Subsidiaries of Registrant (filed as Exhibit 21.1 to the Company's Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)

    23.1       Consent of Arthur Andersen LLP, Independent Public Accountants

    27.1       Financial Data Schedule

----------------
    (b)        Current Reports on Form 8-K: [None.]

    *          Incorporated by reference

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1933, the registrant, Exchange Applications, Inc., has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on this 30th day of March, 2000.

                                          EXCHANGE APPLICATIONS, INC.

                                          By: /s/ ANDREW J. FRAWLEY
                                              --------------------------------
                                              ANDREW J. FRAWLEY
                                              CHAIRMAN OF THE BOARD, PRESIDENT
                                              AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated:

                SIGNATURE                             TITLE                  DATE
                ---------                             -----                  ----

        /s/ ANDREW J. FRAWLEY              Chairman of the Board,        March 30, 2000
 ------------------------------------      President, Chief Executive
            ANDREW J. FRAWLEY              Officer and Director (Principal
                                           Executive Officer)

       /s/ DEAN F. GOODERMOTE*             Director                      March 30, 2000
 ------------------------------------
           DEAN F. GOODERMOTE

      /s/ JEFFREY HORING*                  Director                      March 30, 2000
 ------------------------------------
          JEFFREY HORING

      /s/ RAMANAN RAGHAVENDRAN*            Director                      March 30, 2000
 ------------------------------------
          RAMANAN RAGHAVENDRAN

      /s/ JOHN G. O'BRIEN*                 Vice President, Chief         March 30, 2000
 ------------------------------------      Financial Officer, Treasurer
          JOHN G. O'BRIEN                  and Secretary (Principal
                                           Financial and Accounting
                                           Officer)
