Form 10-Q
period 2000-03-31
EXCHANGE APPLICATIONS INC
filed 2000-05-15
CIK 1065857

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

                        Commission file number _________

                           EXCHANGE APPLICATIONS, INC.
                           ---------------------------
             (Exact name of registrant, as specified in its charter)

             DELAWARE                                        04-3338916
             --------                                        ----------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                  89 SOUTH STREET, BOSTON, MASSACHUSETTS 02111
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code 617-737-2244

------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X]  No [ ]

State the number of shares outstanding of the registrant's common stock, as of the latest practicable date.

      Number of Shares   25,736,631           Outstanding as of    May 5, 2000
                         ----------                                -----------

================================================================================

                           Exchange Applications, Inc.

               Form 10-Q for the Three Months Ended March 31, 2000

                                Table of Contents

                          PART I. FINANCIAL INFORMATION
                                                                           Page
                                                                          Number
                                                                          ------
Item 1.         Financial Statements (unaudited):

                Consolidated Balance Sheets as of March 31, 2000 and
                December 31, 1999                                            3

                Consolidated Statements of Operations for the three
                months ended March 31, 2000 and 1999                         4

                Consolidated Statements of Cash Flows for the three
                months ended March 31, 2000 and 1999                         5


                Notes to Consolidated Financial Statements                   6

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operation                           8

Item 3.         Quantitative and Qualitative Disclosure about Market Risk    14


                           PART II. OTHER INFORMATION

                                                                           Page
                                                                          Number
                                                                          ------

Item 4.         Submission of Matters to a Vote of Security Holders          14

Item 6.         Exhibits and Reports on Form 8-K                             14

                Signatures                                                   15

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                        DECEMBER 31,    MARCH 31,
                                                                           1999           2000
                                                                         ---------      ---------
                                     ASSETS
     Current assets:
       Cash and cash equivalents ...................................     $  14,678      $  12,872
       Marketable securities .......................................        14,429         15,985
       Accounts receivable, net ....................................        11,329         12,533
       Prepaid expenses and other current assets ...................         2,933          2,177
                                                                         ---------      ---------
              Total current assets .................................        43,369         43,567
     Property and equipment, net ...................................         4,570          6,704
     Long-term marketable securities ...............................         5,030          4,047
     Non current assets from MicroStrategy Incorporated transaction.        62,030         57,125
     Other assets ..................................................            66            215
     Goodwill and intangible assets ................................          --           42,159
                                                                         ---------      ---------
              Total assets .........................................     $ 115,065      $ 153,817
                                                                         =========      =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Accounts payable ............................................     $     701      $   1,891
       Accrued expenses ............................................         5,167          6,496
       Current portion of Microstrategy Incorporated obligation.....        15,377         21,337
       Deferred revenue ............................................         6,455          4,068
                                                                         ---------      ---------
              Total current liabilities ............................        27,700         33,792
     MicroStrategy Incorporated obligation, net of current portion .        16,653         11,339

     Stockholders' equity:
       Preferred Stock; $.001 par value --
         10,000,000 shares authorized, none issued and outstanding .          --             --
       Common Stock, $.001 par value --
         150,000,000 shares authorized; 26,406,732 and 24,053,471
        shares issued at March 31, 2000 and December 31, 1999,
        respectively ...............................................            24             26
       Additional paid-in capital ..................................        56,869        118,151
       Accumulated deficit .........................................        (5,513)        (8,908)
       Due from officer ............................................          (125)          (125)
       Deferred compensation .......................................          (517)          (441)
       Cumulative translation adjustment ...........................            39              3
       Unrealized gain (loss) on marketable securities .............           (65)           (20)
       Stock Subscription ..........................................        20,000           --
       Treasury stock, at cost; 366,565 shares at December 31, 1999
       and March 31, 2000, .........................................          --             --
                                                                         ---------      ---------
              Total stockholders' equity ...........................        70,712        108,686
                                                                         ---------      ---------
              Total liabilities and stockholders' equity ...........     $ 115,065      $ 153,817
                                                                         =========      =========

 The accompanying notes are an integral part of these consolidated financial statements.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,

                                                                                   1999             2000
                                                                               ------------     ------------
     Revenues:
       Software license fees .............................................     $      5,008     $     10,262
       Services and maintenance ..........................................            3,457            4,900
                                                                               ------------     ------------
              Total revenues .............................................            8,465           15,162
     Cost of revenues:
       Software license fees .............................................              101              141
       Services and maintenance ..........................................            1,960            3,343
                                                                               ------------     ------------
              Total cost of revenues .....................................            2,061            3,484
                                                                               ------------     ------------
     Gross profit ........................................................            6,404           11,678
     Operating expenses:
       Sales and marketing ...............................................            3,195            4,841
       Research and development ..........................................            1,941            3,212
       General and administrative ........................................              968            1,945
       Amortization of MicroStrategy non current asset ...................             --              4,905
                                                                               ------------     ------------
              Total operating expenses ...................................            6,104           14,903
                                                                               ------------     ------------
     Income (loss) from operations .......................................              300           (3,225)
     Interest income (expense):
       Interest income ...................................................              228              475
       Interest expense associated with the MicroStrategy obligation .....             --               (645)
                                                                               ------------     ------------
              Total interest income (expense), net .......................              228             (170)
                                                                               ------------     ------------
     Income (loss) before provision for income taxes .....................              528           (3,395)
     Provision for income taxes ..........................................              195             --
                                                                               ------------     ------------
     Net income (loss) ...................................................     $        333     $     (3,395)
                                                                               ============     ============
     Net income (loss) per share (Note 2(c)):

     Basic net income (loss) per share applicable to common stockholders .     $       0.02     $      (0.14)
                                                                               ============     ============

     Diluted net income (loss) per share applicable to common stockholders     $       0.01     $      (0.14)
                                                                               ============     ============

     Basic weighted average common shares outstanding ....................       20,564,672       25,654,120
                                                                               ============     ============

     Diluted weighted average common shares outstanding ..................       24,310,170       25,654,120
                                                                               ============     ============

 The accompanying notes are an integral part of these consolidated financial statements.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                              1999          2000
                                                                                            --------      --------
     Cash flows from operating activities:
       Net income (loss) ..............................................................     $    333      $ (3,395)
       Adjustments to reconcile net income (loss) to net cash used in operating activities
       Depreciation and other amortization ............................................          610           291
       Amortization of MicroStrategy asset ............................................         --           4,905
       Compensation expense associated with stock options .............................           68            62
       Non cash interest expense related to MicroStrategy obligation ..................         --             645
       Changes in operating assets and liabilities--
        Accounts receivable ...........................................................         (991)       (1,021)
        Prepaid expenses and other current assets .....................................         (321)          931
        Accounts payable ..............................................................          531           590
        Accrued expenses ..............................................................       (1,760)       (1,591)
        Deferred revenue ..............................................................          509        (2,387)
                                                                                            --------      --------
             Net cash used in operating activities ....................................       (1,340)         (651)
                                                                                            --------      --------
     Cash flows from investing activities:
       Purchases of marketable securities .............................................         (171)         (528)
       Purchases of property and equipment ............................................         (959)       (2,491)
       Increase in other assets .......................................................           (8)         (149)
                                                                                            --------      --------
             Net cash used in investing activities ....................................       (1,138)       (3,168)
                                                                                            --------      --------
     Cash flows from financing activities:
       Repayments under capital leases ................................................          (63)         --
       Issuance of common stock under ESPP ............................................         --             209
       Exercise of common stock options ...............................................           65         1,840
                                                                                            --------      --------
             Net cash provided by financing activities ................................            2         2,049
                                                                                            --------      --------
     Effect of exchange rate changes on cash and cash equivalents .....................         --             (36)
                                                                                            --------      --------
     Net decrease in cash and cash equivalents ........................................       (2,476)       (1,806)
                                                                                            --------      --------
     Cash and cash equivalents, beginning of period ...................................        5,210        14,678
                                                                                            --------      --------
     Cash and cash equivalents, end of period .........................................     $  2,734      $ 12,872
                                                                                            ========      ========
     Supplemental disclosure of cash flow information --

       Cash paid for interest .........................................................     $      8      $   --
                                                                                            ========      ========
       Cash paid for income taxes .....................................................     $      5      $    127
                                                                                            ========      ========
     In connection with the acquisition of Knowledge Stream Partners on March 31, 2000, the following non-cash transaction occurred:

       Fair value of assets acquired ..................................................     $   --        $(42,769)
       Fair value of liabilities assumed ..............................................         --           2,760
       Issuance of common stock and stock options .....................................         --          39,579
                                                                                            --------      --------
       Acquisition costs ..............................................................     $   --        $    430
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

(b)  INTERIM FINANCIAL REPORTING

     Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the operating results for the interim periods ended March 31, 1999 and 2000, respectively. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(c)  NET INCOME (LOSS) PER SHARE

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, basic and diluted net loss per common share for the three months ended March 31, 2000 is calculated by dividing the net loss applicable to common stockholders by the weighted average number of vested common shares outstanding.

     For the three months ended March 31, 1999 basic net income per common share is calculated by dividing the net income applicable to common stockholders by the weighted average number of vested common shares outstanding for the three month period then ended. Diluted net income per common share for the three months ended March 31, 1999 is calculated by dividing the net income applicable to common stockholders by the weighted average number of vested common shares outstanding and the dilutive effect of potential common shares, consisting of outstanding stock options and unvested common shares, as determined using the treasury stock method in accordance with SFAS No. 128.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted weighted average common shares outstanding:

                                                  THREE MONTHS ENDED MARCH 31,

                                                       1999          2000
                                                   ----------     ----------
                   Weighted average common
                     shares outstanding ......     20,636,824     24,654,120

                   Less: Weighted average
                     unvested common shares
                     outstanding .............         72,152           --
                                                   ----------     ----------
                   Basic and diluted weighted
                     average common shares
                     outstanding .............     20,564,672     24,654,120

                   Add: Dilutive potential
                   common shares from stock
                   options and unvested common
                   stock .....................      3,745,498           --
                                                   ----------     ----------
                   Diluted weighted average
                   common shares outstanding .     24,310,170     24,654,120
                                                   ==========     ==========

     Diluted weighted average shares outstanding for the three months ended March 31, 2000 exclude the potential common shares from stock options because to include such shares would have been antidilutive. As of March 31, 2000, 4,916,474 potential common shares were outstanding.

(d)  COMPREHENSIVE INCOME (LOSS)

     The Company has adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 requires that items defined as other comprehensive income (loss), such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income (loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income (loss) for the three months ended March 31, 1999 and 2000 are as follows (in thousands):

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                              1999         2000
                                            -------      -------
Comprehensive income (loss):                   (IN THOUSANDS)

   Net income (loss)                        $   333      $(3,395)
   Other comprehensive income (loss):
       Foreign currency adjustment             --            (36)
       Marketable securities adjustment          (3)          45
                                            -------      -------
   Comprehensive income (loss)              $   330      $(3,386)
                                            =======      =======

(e)  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company accounts for cash equivalents and marketable securities in accordance with SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at amortized cost, which approximates fair market value. The Company's marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders' equity. As of December 31, 1999 and March 31, 2000, the Company's marketable securities consisted of investment grade corporate bonds. As of December 31, 1999 and March 31, 2000, the Company had recorded unrealized losses of approximately $65,000 and $20,000, respectively. At March 31, 2000, the weighted average number of days until maturity of the Company's marketable securities was 117 days.

(f)  ACQUISITION OF KNOWLEDGE STREAM PARTNERS, INC.

     On March 31, 2000, the Company acquired Knowledge Stream Partners, Inc.
(KSP), a Company that specializes in consulting and software development for advanced data mining and online/offline analytics. The Company exchanged 821,776 shares of its common stock for all the outstanding shares of common stock of KSP; 328,710 of these shares issued were placed into escrow as security for indemnification obligations of KSP and contingent purchase price adjustments pursuant to the merger agreement. In addition, the Company assumed all of the outstanding employee stock options of KSP which converted into options to aquire 124,851 shares of Exchange Applications common stock. As of the date of the consummation of the acquisition, the common stock issued by the Company and the converted stock options had a market value of $39,579,000 based on a per share value of $52.92. The total purchase price of $42,769,000 excludes 205,444 shares of common stock valued at $10,872,000 whose release from escrow is contingent upon the achievement of future operating results by KSP through December 2000.

     The purchase price was allocated based upon the fair value of the identified assets acquired. These allocations represent the fair values determined by an independent appraisal. The allocation has resulted in acquired goodwill of $41,259,000 which is being amortized on a straight line basis over a five year period. The Company has also allocated $900,000 to the assembled work force aquired from KSP, which is being amortized on a straight line basis over a three year period.

     The following unaudited proforma information presents a summary of consolidated results of operations as if the acquisition had occurred on January 1, 1999:

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                              1999           2000
                                              ----           ----
                                                 (IN THOUSANDS)

          Revenues.....................    $    9,763     $   15,186

          Net Loss.....................        (1,473)        (7,860)

          Basic and diluted net loss per
          share........................         (0.07)         (0.31)

          Basic and diluted weighted
          average common shares
          outstanding..................    21,386,448     25,466,765

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

     In August 1999, the Company acquired eXstatic (formerly Gino Borland, Inc.) in a transaction accounted for as a pooling of interest. eXstatic develops and markets software products that enable businesses to plan, create and execute highly personalized, permission-based email communications based on customer profiles. In accordance with pooling of interests accounting, the results of operations have been restated to reflect the historical results of eXstatic on an as combined basis. In March 2000, the Company aquired Knowledge Stream Partners (KSP) in a transaction accounted for under the purchase method. KSP specializes in consulting and software development for advanced data mining and online/offline analytics. In connection with this transaction, the Company has recorded $42,159,000 in goodwill which is being amortized over a five year period as well as $900,000 of intangible assets related to the assembled workforce aquired from KSP which is being amortized over a three year period.

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

TRANSACTION WITH MICROSTRATEGY, INC.

     In December 1999, the Company entered into a strategic alliance relationship with MicroStrategy, Inc for the development of the Xchange Optimizer product to provide exstensive customer-analytic reporting to help marketers and others evaluate and understand customer behavior.

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

     o a dedicated research and development workforce from MicroStrategy for a 3 1/2 year term valued at $30 million to develop new products using MicroStrategy's technology; and

     o prepaid co-marketing by MicroStrategy over 18 months valued at $5 million.

     The Company has capitalized the present value of the $65 million payments, which totaled $62.0 million, and will amortize this amount to operations over the terms of the underlying arrangements, which is approximately 42 months. The Company recognized interest expense of $645,000 related to the Microstrategy obligation during the three month period ended March 31, 2000. The Company also recognized $4,905,000 in amortization expense related to the MicroStrategy non current asset. As a result of the amortization of the non current asset associated with the transaction with MicroStrategy, as well as the related interest expense, the Company expects to not be profitable for the foreseeable future.

                                  RISK FACTORS

     Statements in this report concerning the future results of operations, financial condition and business of the Company are "forward-looking" statements as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934. Investors are cautioned that information contained in these forward-looking statements is inherently uncertain, and that actual performance and results may differ materially due to numerous risk factors, including but not limited to the following: LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT; RECENT TRANSACTIONS WITH MICROSTRATEGY INCORPORATED WILL RESULT IN SHORT TERM LOSSES; QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND INVESTORS SHOULD NOT RELY ON THEM TO PREDICT OUR FUTURE PERFORMANCE; OUR BUSINESS MAY SUFFER IF OUR SOLUTIONS ARE NOT ACCEPTED BY NEW CUSTOMERS; THE LOSS OF ONE OF OUR LARGEST CUSTOMERS COULD CAUSE OUR REVENUES TO DROP QUICKLY AND UNEXPECTEDLY; WE NEED TO MANAGE OUR GROWTH EFFECTIVELY OR WE MAY NOT SUCCEED; IF WE LOSE OUR KEY PERSONNEL, OR FAIL TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, OUR BUSINESS AND GROWTH MAY SUFFER; OUR BUSINESS WILL NOT GROW IF WE DO NOT KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES; OUR STOCK PRICE OR OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO EFFICIENTLY INTEGRATE ACQUISITIONS; COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR BUSINESS; IF WE DO NOT SUCCESSFULLY MAINTAIN OUR RELATIONSHIPS WITH INDIRECT DISTRIBUTION CHANNELS, OUR SALES COULD DECLINE OR COULD GROW MORE SLOWLY THAN EXPECTED; WE HAVE A LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND OTHERS COULD INFRINGE ON OR MISAPPROPRIATE OUR PROPRIETARY RIGHTS; IF WE DO NOT SUCCESSFULLY GROW AND MANAGE OUR INTERNATIONAL OPERATIONS, OUR BUSINESS WILL SUFFER; CURRENCY FLUCTUATIONS AND GENERAL ECONOMIC CONDITIONS IN OUR FOREIGN MARKETS MAY IMPACT OUR CUSTOMERS' SPENDING AND THE VALUE OF MONEY OWED TO US; OUR FOUNDERS, OFFICERS AND PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL CONTROL OVER OUR VOTING STOCK AND HAVE THE ABILITY TO MAKE DECISIONS THAT COULD ADVERSELY AFFECT OUR STOCK PRICE; WE MAY BE SUBJECT TO FUTURE PRODUCT LIABILITY CLAIMS;

YEAR 2000 PROBLEMS MAY DISRUPT OUR BUSINESS; OUR COMMON STOCK PRICE IS LIKELY TO BE VOLATILE AND COULD DROP UNEXPECTEDLY; WE HAVE ADOPTED ANTI-TAKEOVER PROVISIONS THAT COULD AFFECT THE MARKET PRICE OF OUR COMMON STOCK OR OUR ABILITY TO SELL OUR BUSINESS. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1999, contain additional information concerning such risk factors.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." This interpretation clarifies the application of Opinion No. 25, among others issued, (a) the definition of employees for purposes of applying Opinion No.25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Interpretation is effective July 1, 2000 and the effects of applying the Interpretation are recognized on a prospective basis. The Company does not expect that the adoption of the Interpretation will have a material impact on its financial condition or results of operations.

     THREE MONTHS ENDED MARCH 31, 1999 AND 2000

     REVENUES

     The Company's total revenues increased 79.1% from $8.5 million in the three months ended March 31, 1999 to $15.2 million for the three months ended March 31, 2000. This increase in total revenues can be attributed to a number of factors, including:

     o an increase in the Company's sales force from 22 direct sales representatives at March 31, 1999 to 29 at March 31, 2000;

     o an increase in international revenues from the Company's subsidiaries in the United Kingdom and Australia; and

     o an increase in services and maintenance revenues from the Company's growing customer base

     o an increase in software revenues from indirect channels, including $3.5 million from the designation by MicroStrategy of Strategy.com affiliates for the Xchange Dialogue for eMessaging product through the Strategy.com web service.

     Software license fee revenues increased 104.9% from $5.0 million, or 59.2% of total revenues, in the three months ended March 31, 1999 to $10.3 million, or 67.7% of total revenues, in the three months ended March 31, 2000. In addition to the $3.5 million of Strategy.com affiliate revenues, the increase in software license fee revenues was due to increased market awareness of the Xchange Dialogue for Marketing product, and revenue from the Company's Xchange Dialogue for eMessaging software product.

     Services and maintenance revenues increased 41.7% from $3.5 million or 40.8% of total revenues, in the three months ended March 31, 1999 to $4.9 million, or 32.3% of total revenues, in the three months ended March 31, 2000. The growth of services and maintenance revenues was directly attributable to additional service engagements and maintenance fees from the Company's increased base of customers. The decrease in services and maintenance revenues as a percentage of total revenues was primarily attributable to the growth in software license fee revenues at a faster pace than services and maintenance revenues.

     For the three months ended March 31, 2000, the Company's top five customers accounted for 59.0% of total revenues as compared to 48.1% of total revenues for the three months ended March 31, 1999. None of the top five customers during the three months ended March 31, 2000 were top five customers during the three months ended March 31, 1999. The increase in the Company's top five customers as a percentage of total revenue during the three months ended March 31, 2000 as compared to the same period in 1999 relates primarily to the $5.0 million in software license fee revenue recognized in connection with the MicroStrategy transaction entered into in the fourth quarter of 1999. The two largest customers during the three months ended March 31, 2000 represented 33.8% and 8.1% of total revenues, respectively, while the two largest customers for the three months ended March 31, 1999 represented 18.1%, and 9.2%, respectively, of the Company's total revenues.

     Revenues from customers outside North America were $3.4 million for the three months ended March 31, 2000, representing approximately 22% of total revenues as compared to $1.5 million or approximately 18% of total revenues for the comparable period in the prior year.

     COST OF REVENUES

     Total cost of revenues as a percentage of total revenues declined from 24.3% in the three months ended March 31, 1999 to 23.0% in the three months ended March 31, 2000.

     Cost of software license fees consists primarily of royalty payments made to third parties for licensed intellectual property included in the Xchange Dialogue for Marketing product, and costs associated with software packaging and distribution. In absolute dollars, cost of software license fees increased from $101,000 for the three months ended March 31, 1999 to $141,000 for the three months ended on March 31, 2000. Cost of software license fees, however, decreased as a percentage of total revenues from 1.2% to 0.9% for the three months ended March 31, 1999 and 2000, respectively. Cost of software license fees as a percentage of software license fee revenues decreased from 2.0% to 1.4% for the three months ended March 31, 1999 and 2000, respectively. The increase in cost of software license fees for the three months ended March 31, 2000 over March 31, 1999 resulted from increased shipments of Xchange Dialogue for Marketing and Xchange Dialogue for eMessaging software and, therefore, the associated royalty expense payable to third parties and costs associated with software packaging and distribution.

     The Company's cost of services and maintenance consists primarily of personnel, facility and system costs incurred in providing professional consulting services, training, hosted software services for the Xchange Dialogue product suite, and customer support services. As a result of the increased software license fee revenues, cost of services and maintenance revenues as a percentage of total revenues decreased from 23.2% for the three months ended March 31, 1999 to 22.0% for the three months ended March 31, 2000. Cost of services and maintenance as a percentage of services and maintenance revenues was 56.7% and 68.2% for the three months ended March 31, 1999 and 2000, respectively. The increase was attributable primarily to the increased investments by the Company in the services infrastructure, including hardware and personnel requirements associated with the hosted Xchange Dialogue services offering.

     Overall gross margin increased from 75.7% for the three months ended March 31, 1999 to 77.0% for the three months ended March 31, 2000 due primarily to increased software sales of the Xchange Dialogue product suite.

     OPERATING EXPENSES

     SALES AND MARKETING. The Company's sales and marketing expenses consist primarily of salaries for sales and marketing personnel, commissions, travel and promotional expenses. For the three months ended March 31, 1999 and 2000, sales and marketing expenses were 37.7% and 31.9% of total revenues, or $3.2 million and $4.8 million, respectively. The increase is primarily attributable to an increase in sales and marketing personnel from 56 at March 31, 1999 to 71 at March 31, 2000, as well as increased spending on certain promotional activities including trade shows, seminars, and the development of collateral materials designed to increase awareness of the Company and its eCRM solution set.

     RESEARCH AND DEVELOPMENT. The Company's research and development expenses consist primarily of employee salary and benefits, consultant costs, and equipment and purchased software depreciation costs associated with new product development, enhancement of existing products and quality assurance activities. For the three months ended March 31, 1999 and 2000, research and development expenses were 22.9% and 21.2% of total revenues, or $1.9 million and $3.2 million, respectively. This increase in absolute dollars was primarily a result of the addition of 43 research and development personnel, including contractors, in the three months ended March 31, 2000 as compared to the same period in 1999. Total revenues increased at a faster pace than research and development expenditures, resulting in a decrease in total research and development expense as a percentage of total revenues.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $968,000, or 11.4% of total revenues, for the three months ended March 31, 1999 to $1.9 million, or 12.8% of total revenues, for the three months ended March 31, 2000. The increase in absolute dollars was the result of the addition of 13 employees to its finance, information systems, and human resource departments between March 31, 1999 and March 31, 2000.

INTEREST INCOME (EXPENSE), NET

     Net interest income increased from $228,000 for the three months ended March 31, 1999 to $475,000 for the three months ended March 31, 2000 primarily as a result of interest earned on proceeds from the Company's second public offering completed in June 1999. Interest expense of $645,000 for the three months ended March 31, 2000 related to the MicroStrategy obligation.

PROVISION FOR INCOME TAXES.

     No provision for foreign, federal, or state income taxes was recorded for the three months ended March 31, 2000 because the Company incurred a net loss during the three month period. For the three months ended March 31, 2000 the Company recorded an income tax provision of $195,000, or 37% of the net income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000 the Company had $28.9 million in cash and short-term investments and an additional $4.0 million of long-term investments. In June 1999, the Company modified the terms of its revolving note agreement with Fleet National Bank, increasing the credit limit from $2.0 million to $5.0 million. It is the Company's belief that its existing balance of cash, cash equivalents and short-term investments, combined with its $5.0 million revolving note agreement will be sufficient to meet the Company's working capital and anticipated capital expenditure needs for at least the next 12 months. Thereafter, the Company may require additional sources of funds to continue to support our business. There can be no assurance that such capital, if needed, will be available or will be available on terms the Company finds acceptable.

     Cash and cash equivalents as of March 31, 2000 decreased $1.8 million from December 31, 1999. Net cash used operations of approximately $651,000 resulted primarily from the payment of commissions and bonuses related to the year ended December 31, 1999 and the recognition of $1.5 million of deferred revenue related to the MicroStrategy transaction offset by an increase in deferred services backlog.

     Net cash used in investing activities of $3.2 million for the three months ended March 31, 2000 was a result of property and equipment purchases related to the increase in headcount, the expansion of the current facilities in Boston as well as the acquisition of computer hardware and software for development and internal operating systems. In addition, the Company purchased $528,000 of investments with its available cash. Net cash provided by financing activities of $2.0 million consisted of $1.8 million in proceeds from the exercise of common stock options during the three months ended March 31, 2000, and $209,000 in proceeds from the issuance of common stock under the Company's Employee Stock Purchase Plan.

     The Company had net operating loss carryforwards of approximately $1.6 million at March 31, 2000 to reduce future income taxes, if any. These carryforwards expire through 2019 and are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 contains provisions that may limit the amount of net operating loss and credit carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three-year period in excess of 50% as defined. The Company believes that it experienced a change in ownership in excess of 50%; however the Company does not believe that this change will significantly impact its ability to utilize the net operating loss carryforwards.

     The Company currently has sales offices in the United Kingdom, Japan, Germany, and Australia, in addition to the United States. The Company's revenues from international operations have been denominated in foreign currencies which historically have been stable in relation to U.S. dollars. As a result, the gain or loss from foreign currency transactions has not been material to its operating results. As of March 31, 2000, the material assets and liabilities denominated in foreign currencies include accounts receivable, accounts payable and cash and cash equivalents. Due to the stability of the foreign economies where these assets and liabilities are denominated, the Company has not adopted a policy of hedging foreign currency risks. While it is anticipated that foreign transactions will continue to be denominated in local currencies, the Company expects to use hedging instruments to offset potential currency exposures arising as its international operations expand into less stable economic environments.

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

     INTEREST RATE SENSITIVITY. The Company maintains a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency treasury bills and notes with an average maturity of less then twelve months. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2000, the fair value of the portfolio would decline by an immaterial amount.

     FOREIGN CURRENCY EXCHANGE RISK. With sales and services offices in the United States, United Kingdom and Australia, and a global customer base, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically the Company's primary exposure has been nondollar-denominated operating expenses and sales by its United Kingdom subsidiary. The introduction of the Euro as a common currency for members of the European Monetary Union, of which the United Kingdom is not a member, occurred in January 1999. To date, we have not noticed any material impact from the introduction of the Euro. In addition, as the Company expands its sales and service presence in the Asia/Pacific region in 2000, its exposure to foreign currency exchange rate risks from the more volatile economies of this region will increase. The Company is prepared to hedge against fluctuations in the British Sterling, Euro, or other foreign currency if the exposure becomes material. As of March 31, 2000 the Company's material nondollar-denominated assets and liabilities primarily consisted of cash, accounts receivable, and accounts payable denominated in British Sterling and Australian dollars.

PART II  -  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company submitted the approval of an amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock, $.001 par value per share, which the Company is authorized to issue from 30,000,000 to 150,000,000 shares to a vote of the stockholders. The results of the votes cast are as follows:

                       For                   Against                   Withheld
                       ---                   -------                   --------

                   4,700,261                 2,462,322                  23,526

ITEM 6.  EXHIBITS AND REPORTS  ON FORM 8-K.

            (a)     Exhibits

                    27  --  Financial Data Schedule

            (b)     Reports on Form 8-K

As a result of the acquisition of Knowledge Stream Partners on March 31,2000, the Company filed a report on Form 8-K on April 17, 2000 and an amended report on form 8-K/A on May 12, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Exchange Applications, Inc.
                                 (Registrant)

Dated:  May 15, 2000

                                 By: /s/ JOHN G. O'BRIEN
                                     ---------------------------------
                                     John G. O'Brien
                                     Vice President, Chief Financial Officer,
                                     Treasurer, Secretary
                                     (authorized officer and principal finance
                                     and accounting officer)