Form 10-Q
period 2000-06-30
EXCHANGE APPLICATIONS INC
filed 2000-08-14
CIK 1065857

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 2000.

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________.


                        Commission file number _________


                           EXCHANGE APPLICATIONS, INC.
             -------------------------------------------------------
             (Exact name of registrant, as specified in its charter)


          DELAWARE                                            04-3338916
 ------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


                  89 SOUTH STREET, BOSTON, MASSACHUSETTS 02111
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code 617-737-2244



--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.      Yes   X    No
               -----     -----

State the number of shares outstanding of the registrant's common stock, as of the latest practicable date.

     Number of Shares  31,465,785             Outstanding as of August 10, 2000
                       ----------                               ---------------

================================================================================

                           Exchange Applications, Inc.

               Form 10-Q for the Three Months Ended June 30, 2000


                                Table of Contents



                          PART I. FINANCIAL INFORMATION
                                                                           Page
                                                                          Number
                                                                          ------
Item 1.    Financial Statements (unaudited):

           Consolidated Balance Sheets as of June 30, 2000
           and December 31, 1999 (audited)                                    3

           Consolidated Statements of Operations for the three
           and six months ended June 30, 2000 and 1999                        4

           Consolidated Statements of Cash Flows for the six
           months ended June 30, 2000 and 1999                                5

           Notes to Consolidated Financial Statements                         6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation                                 9

Item 3.    Quantitative and Qualitative Disclosure about Market Risk         19




                           PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders               19

Item 6.    Exhibits and Reports on Form 8-K                                  20

           Signatures                                                        21

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                 DECEMBER 31,     JUNE 30,
                                                                     1999           2000
                                                                   --------       --------

                                     ASSETS
Current assets:
  Cash and cash equivalents....................................    $ 14,678       $  6,440
  Marketable securities........................................      14,429          6,912
  Accounts receivable, net.....................................      11,329         29,130
  Prepaid expenses and other current assets....................       2,538          3,008
                                                                   --------       --------
         Total current assets..................................      42,974         45,490
Property and equipment, net....................................       4,570          9,900
Long-term marketable securities................................       5,030          1,998
Non current assets from MicroStrategy Incorporated transaction.      62,030         52,218
Other assets...................................................         461          9,832
Goodwill.......................................................          --        134,462
Other intangible assets........................................          --         29,811
                                                                   --------       --------
         Total assets..........................................    $115,065       $283,711
                                                                   ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................................    $    701       $  5,685
  Accrued expenses.............................................       5,167          9,528
  Current portion of obligations under capital leases..........          --             57
  Current portion of Microstrategy Incorporated obligation.....      15,377         21,766
  Deferred revenue.............................................       6,455         12,857
                                                                   --------       --------
         Total current liabilities.............................      27,700         49,893
Long term portion of obligations under capital leases .........          --            298
Note payable to certain former shareholders of Customer
  Analytics, Inc...............................................          --          5,000
MicroStrategy Incorporated obligation, net of current portion..      16,653          5,733

Stockholders' equity:
  Preferred Stock; $.001 par value--
    10,000,000 shares authorized, none issued and outstanding..          --             --
  Common Stock, $.001 par value--
    150,000,000 shares authorized; 31,793,029 and 24,053,471
    shares issued at June 30, 2000 and December 31, 1999,
    respectively...............................................          24             32
  Additional paid-in capital...................................      56,869        238,768
  Accumulated deficit..........................................      (5,513)       (15,566)
  Due from officer.............................................        (125)          (125)
  Deferred compensation........................................        (517)          (386)
  Cumulative translation adjustment............................          39             87
  Unrealized gain (loss) on marketable securities..............         (65)           (23)
  StockSubscription............................................      20,000             --
  Treasury stock, at cost;  366,565 shares at December 31,
    1999 and June 30, 2000,....................................          --             --
                                                                   --------       --------
         Total stockholders' equity............................      70,712        222,787
                                                                   --------       --------
         Total liabilities and stockholders' equity ...........    $115,065       $283,711
                                                                   ========       ========

                   The accompanying notes are an integral part of these consolidated financial statements.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                            THREE MONTHS ENDED,             SIX MONTHS ENDED,
                                       ----------------------------    ----------------------------
                                      JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000
                                       ------------    ------------    ------------    ------------
Revenues:
  Software license fees                $      6,051    $     13,351    $     11,059    $     23,613
  Services and maintenance                    4,207           6,287           7,664          11,187
                                       ------------    ------------    ------------    ------------
         Total revenues                      10,258          19,638          18,723          34,800
Cost of revenues:
  Software license fees                          63             221             164             362
  Services and maintenance                    2,491           4,147           4,451           7,490
                                       ------------    ------------    ------------    ------------
         Total cost of revenues               2,554           4,368           4,615           7,852
                                       ------------    ------------    ------------    ------------

Gross profit                                  7,704          15,270          14,108          26,948
Operating expenses:
  Sales and marketing                         3,544           6,188           6,739          11,029
  Research and development                    2,229           4,576           4,170           7,788
  General and administrative                  1,177           2,229           2,145           4,174
  Amortization of goodwill and other
    intangibles from acquisitions              --             3,321            --             3,321
  Amortization of MicroStrategy
    investment                                 --             5,105            --            10,010
                                       ------------    ------------    ------------    ------------
         Total operating expenses             6,950          21,419          13,054          36,322
                                       ------------    ------------    ------------    ------------
Income (loss) from operations                   754          (6,149)          1,054          (9,374)

Interest income                                 237             373             465             848
Interest expense from discount on
  long-term MicroStrategy obligation           --              (676)           --            (1,321)
                                       ------------    ------------    ------------    ------------
Income (loss) before provision for
  income taxes                                  991          (6,452)          1,519          (9,847)
Provision for income taxes                     (472)            (21)           (713)            (21)
                                       ------------    ------------    ------------    ------------
Net income (loss)                      $        519    $     (6,473)   $        806    $     (9,868)
                                       ============    ============    ============    ============
Basic net income (loss) per share      $       0.02    $      (0.25)   $       0.04    $      (0.39)
                                       ============    ============    ============    ============
Diluted net income (loss) per share    $       0.02    $      (0.25)   $       0.03    $      (0.39)
                                       ============    ============    ============    ============
Basic weighted average common shares
  outstanding                            21,351,056      26,367,838      20,957,864      25,506,414
                                       ============    ============    ============    ============
Diluted weighted average common
  shares outstanding                     25,517,136      26,367,838      24,913,683      25,506,414
                                       ============    ============    ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                              ----------------------------
                                                                                1999               2000
                                                                              ---------          ---------
Cash flows from operating activities:
  Net income (loss)                                                           $     806          $  (9,868)

  Adjustments to reconcile net income (loss) to net cash used in operating activities
  Depreciation and other amortization                                               681              1,367
  Amortization of MicroStrategy asset                                                --              9,811
  Non cash interest expense related to MicroStrategy obligation                      --              1,321
  Compensation expense associated with stock options                                133                117
  Amortization of goodwill and other intangible assets                               --              3,321
  Changes in operating assets and liabilities--
    Accounts receivable                                                          (2,627)            (5,839)
    Prepaid expenses and other current assets                                      (463)               (35)
    Accounts payable                                                                234              1,989
    Accrued expenses                                                                 16             (3,011)
    Deferred revenue                                                              1,093             (2,264)
                                                                              ---------          ---------
        Net cash used in operating activities                                      (127)            (3,091)
                                                                              ---------          ---------

Cash flows from investing activities:
  Payment of acquired liabilities, net of cash acquired                              --             (5,063)
  Sales (purchases) of marketable securities                                     (2,490)            10,597
  Purchases of property and equipment                                            (1,871)            (4,683)
  Increase in other assets                                                           (8)            (8,623)
                                                                              ---------          ---------
        Net cash used in investing activities                                    (4,369)            (7,772)
                                                                              ---------          ---------

Cash flows from financing activities:
  Repayments under capital leases                                                  (361)                --
  Issuance of common stock under ESPP                                                --                209
  Issuance of common stock by eXstatic Software prior to acquisition                850                 --
  Issuance of common stock in second public offering, net of offering costs      20,010                 --
  Exercise of common stock options                                                  192              2,368
                                                                              ---------          ---------
        Net cash (used in) provided by financing activities                      20,691              2,577
                                                                              ---------          ---------
Effect of exchange rate changes on cash and cash equivalents                        (36)                48
                                                                              ---------          ---------
Net decrease in cash and cash equivalents                                        16,159             (8,238)
                                                                              ---------          ---------
Cash and cash equivalents, beginning of period                                    5,210             14,678
                                                                              ---------          ---------
Cash and cash equivalents, end of period                                      $  21,369          $   6,440
                                                                              =========          =========

Supplemental disclosure of cash flow information--
  Cash paid for interest                                                      $       8          $      --
                                                                              =========          =========
  Cash paid for income taxes                                                  $      26          $     127
                                                                              =========          =========

In connection with the acquisition of Knowledge Stream Partners on
March 31, 2000 and Customer Analytics on June 13, 2000, the following non-cash transaction occurred:
  Fair value of assets acquired                                               $      --          $(182,714)
  Fair value of liabilities assumed                                                  --             26,314
  Issuance of common stock and stock options                                         --            153,523
                                                                              ---------          ---------
  Acquisition costs, net of cash acquired                                     $      --          $   2,877
                                                                              =========          =========

                   The accompanying notes are an integral part of these consolidated financial statements.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BACKGROUND AND BASIS OF PRESENTATION

     Exchange Applications, Inc. and its subsidiaries (the "Company"), doing business as Xchange Inc., provides eCustomer Relationship Management (eCRM) solutions that help companies earn a greater share of their customers' business through relevant, personalized customer communications. Xchange provides an open-platform eCRM software and services solution that enables clients to customize offers based on profile information, synchronize offers across all customer channels in real-time and track the responses. This solution provides companies with the opportunity to improve their acquisition and retention of customers and increase customer relationship profitability.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements are unaudited, except for the December 31, 1999 consolidated balance sheet, and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of Exchange Applications and its wholly owned subsidiaries.

(B)  INTERIM FINANCIAL REPORTING

     Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the operating results for the interim periods ended June 30, 1999 and 2000, respectively. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(C)  NET INCOME ( LOSS) PER SHARE

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, basic and diluted net loss per common share for the three and six months ended June 30, 2000 is calculated by dividing the net loss applicable to common stockholders by the weighted average number of vested common shares outstanding.

     For the three and six months ended June 30, 1999 basic net income per common share is calculated by dividing the net income applicable to common stockholders by the weighted average number of vested common shares outstanding for the three and six month periods then ended. Diluted net income per common share for the three and six months ended June 30, 1999 is calculated by dividing the net income applicable to common stockholders by the weighted average number of vested common shares outstanding and the dilutive effect of potential common shares, consisting of outstanding stock options and unvested common shares, as determined using the treasury stock method in accordance with SFAS No. 128.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted weighted average common shares outstanding:

                                         THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                           -----------------------         -----------------------
                                              1999         2000               1999         2000
                                           ----------   ----------         ----------   ----------
     Weighted average common shares
       outstanding......................   21,388,186   26,367,838         21,012,505   25,506,414
     Less: Weighted average unvested
       common shares outstanding........       37,130           --             54,641           --
                                           ----------   ----------         ----------   ----------
     Basic and diluted weighted average
       common shares outstanding........   21,351,056   26,367,838         20,957,864   25,506,414
     Add: Dilutive potential common
       shares from stock options and
       unvested common stock............    4,166,140           --          3,955,819           --
     Diluted weighted average common
       shares outstanding...............   25,517,196   26,367,838         24,913,683   25,506,414
                                           ==========   ==========         ==========   ==========

     Diluted weighted average shares outstanding for the three months ended June 30, 2000 exclude the potential common shares from stock options because to include such shares would have been antidilutive. As of June 30, 1999 and 2000, the Company had 6,097,326 and 8,669,139 potential common shares outstanding, respectively.

(D)  COMPREHENSIVE INCOME (LOSS)

     The Company has adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS No. 130"). SFAS No. 130 requires that items defined as other comprehensive income (loss), such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income (loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income
(loss) for the three and six months ended June 30, 1999 and 2000 are as follows (in thousands):

                                         THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                           -----------------------         -----------------------
                                              1999         2000               1999         2000
                                           ----------   ----------         ----------   ----------
Comprehensive income (loss):
   Net income (loss)                       $      519   $   (6,473)        $      806   $   (9,868)
   Other comprehensive income (loss):
       Foreign currency adjustment                (35)          84                (35)          48
       Marketable securities adjustment           (22)          (3)               (25)          42
                                           ----------   ----------         ----------   ----------
   Comprehensive income (loss)             $      462   $   (6,392)        $      746   $   (9,778)
                                           ==========   ==========         ==========   ==========


(E)  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company accounts for cash equivalents and marketable securities in accordance with SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at amortized cost, which approximates fair market value. The Company's marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders' equity. As of December 31, 1999 and June 30, 2000, the Company's marketable securities consisted of investment grade corporate bonds. As of December 31, 1999 and June 30, 2000, the Company had recorded unrealized losses of approximately $65,000 and $23,000, respectively. At June 30, 2000, the weighted average number of days until maturity of the Company's marketable securities was 292 days.

(F)  ACQUISITION OF CUSTOMER ANALYTICS, INC.

     On June 13, 2000, the Company acquired Customer Analytics, Inc. (CA), a Company that specializes in the development and licensing of marketing campaign management solutions targeted at the local branch level. The Company exchanged 4,461,684 shares of its common stock for all the outstanding shares of common stock of CA; 761,602 of these shares issued were placed into escrow as security for indemnification obligations of CA pursuant to the merger agreement. In addition, the Company assumed all of the outstanding employee stock options of CA which converted into options to aquire 758,712 shares of Exchange Applications common stock. As of the date of the consummation of the acquisition, the common stock issued by the Company and the issued stock options had a market value of $113,944,000 based on a per share value of $22.20.

     The purchase price was allocated based upon the fair value of the identified assets acquired. These allocations represent the fair values determined by an independent appraisal. The allocation has resulted in acquired goodwill of $95,914,000 which is being amortized on a straight line basis over a five year period. The Company has also allocated $3,700,000 to the assembled work force, $8,000,000 to the customer base, and $17,750,000 to purchased technology and technological know-how aquired from CA as determined by the independent appraisal, which are being amortized on a straight line basis over a three year period.

     The following unaudited proforma information presents a summary of consolidated results of operations as if the acquisition had occurred on January 1, 1999:



     ======================================================================
                                                 SIX MONTHS ENDED JUNE 30,
                                                ---------------------------
                                                   1999            2000
                                                -----------     -----------
                                                       (IN THOUSANDS)

     Revenues.................................  $    31,590     $    48,526
     Net Loss.................................      (11,807)        (28,093)
     Basic and diluted net loss per share.....  $     (0.46)    $     (0.94)
     Basic and diluted weighted average
       common shares outstanding .............   25,419,518      29,968,098
     ======================================================================

(F)  LONG-LIVED ASSETS

     In accordance with the provisions of SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company evaluates the realizability of its long-lived assets periodically based on projected future cash flows. As of June 30, 2000 the Company's long-lived assets consisted of technology and the related distribution rights acquired from third parties, goodwill and other intangible assets from acquisitions, and fixed assets. The Company has determined that no material adjustment to the carrying value of its long lived assets was required June 30, 2000.

(G)  RECLASSIFICATION

     Certain reclassifications have been made to prior year's financial statements to conform to the current year's presentation.

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


OVERVIEW

BUSINESS OVERVIEW

     Exchange Applications, Inc. and its subsidiaries (the "Company"), doing business as Xchange Inc., provides eCustomer Relationship Management (eCRM) solutions that help companies earn a greater share of their customers' business through relevant, personalized customer communications. Xchange provides an open-platform eCRM software and services solution that enables clients to customize offers based on profile information, synchronize offers across multiple customer channels in real-time and track the responses. This solution provides companies with the opportunity to improve their acquisition and retention of customers and increase customer relationship profitability. Approximately 250 of the world's most innovative companies, including Citigroup, DaimlerChrysler, drugstore.com and Vodafone are using Xchange's solutions to drive personalized communications to millions of consumers and businesses around the globe.

     Xchange's products and services help organizations answer the critical question: "How do we optimize the value we receive from a particular customer in EXCHANGE for the dollars invested in that customer?" Our software helps businesses identify profitable customer segments, invest in those segments according to their expected return, and then measure the impact. By providing selected customers with the right offers, at the right times, through the right channels, companies can enjoy measurable returns on their marketing investments as both revenues and customer satisfaction rise. In addition, our eCRM solutions also ensure that customers receive consistent offers and a consistent experience across all customer channels, by coordinating data across those channels. For instance, a person visiting a bank's Web site should receive the same credit card offer that he or she received by mail.

     Several trends are driving the market for Xchange's solution - a market that is expected to grow from $5.4 billion in 2000 to $16.8 billion in 2003, according to AMR Research. Among them are:

     THE EMERGENCE OF CLICK-AND-MORTAR COMPANIES. An emerging trend in the ecommerce world has highlighted the issue of cross-channel synchronization - the evolution of businesses known as "click-and-mortar" companies, who do business both online and offline. Many of these businesses have traditionally conducted a majority of their outbound customer communications via telephone and mail, and did not have to worry about instant turnaround. For instance, in 1995 it would not have been unusual to call and request a prospectus from a mutual fund company and be told to expect the material in four to six weeks. With the advent of the Internet as a customer communications channel, these click-and-mortar firms are suddenly required to significantly increase the velocity with which they communicate with customers, who have come to expect instant answers. Xchange's eCRM software and services assist businesses in doing this.

     THE GROWING REALIZATION THAT CUSTOMERS ARE IN CONTROL. Today more than ever, customers are in the driver's seat. The advent of practices such as opt-in email have forever changed the dynamics between businesses and their clients or prospects. On the Internet, switching barriers are severely reduced as the competition is only a click away. In order to build and maintain strong, loyal customer relationships, companies need to be sensitive to what customers want, and how they want it. Having permission to contact customers and prospects should be considered a privilage, not a right, and companies who respect that privilage stand a better chance of earnings their customers' trust and business. Xchange's software provides businesses with tools to help foster strong, loyal customer relationships by providing timely, relevant customer communications, delivered via the customer's preferred channel.

     THE PROFITABILITY IMPERATIVE FOR NEW ECONOMY COMPANIES. Until the spring of 2000, manynew economy companies spent disproportionate amounts of money on marketing, all for the sake of market share. But suddenly, profitability became more important. Businesses that had been spending money on mass marketing mediums such as advertising were finding it difficult to identify where their marketing dollars had the most impact, and couldn't correlate sales with the marketing efforts that may have incented them. Xchange's eCRM solutions not only help institute more formal processes around making marketing investments, but also enable businesses to measure the results, and learn what is and isn't working so they can invest more wisely.

     Xchange's eCRM solution, known as Xchange 4.0, consists of the following elements:

     XCHANGE DIALOGUE. An open-platform eCRM solution that combines campaign management, email marketing, analytics and response management, Xchange Dialogue is in its fifth generation and is licensed for use at more than 150 companies. The software component of Xchange Dialogue can be purchased on CD as a standalone software, or implemented on an Application Service Provider (ASP), or hosted, basis.

     XCHANGE REAL TIME. Used for synchronizing customer data across multiple customer channels in real time, Xchange Real Time is a new solution which was released in the second quarter of 2000. Xchange Real Time is a key element in Xchange's overall eCRM strategy, providing businesses with the ability to promptly respond to customer inquiries based on their latest profile information. Consider for instance a prospect that accepts a mobile phone company's online offer for digital telephone service for $29.99 per month. The company's customer database would be instantly updated, so that if that customer called the call center immediately, the agent would be aware of the transaction and wouldn't make another (conflicting) offer to the customer. The agent would also be prepared to welcome that customer to the company. Without Xchange Real Time, the company's customer database would be updated nightly at best, putting the company at risk of treating a customer or prospect inappropriately.

     XCHANGE ENACT. Acquired as part of the CustomerAnalytics acquisition completed in June 2000, Xchange EnAct is a local-level marketing solution that enables retail branch managers to plan, create and execute campaigns that are tailored for their local markets, yet coordinated with the company's national-level efforts. EnAct is licensed for use at approximately 100 businesses worldwide. In Q4 of 2000, Xchange plans to ship a new version of EnAct that is more tightly integrated with Xchange Dialogue.

     Benefits of the Xchange 4.0 solution for eCRM

     With our solution, businesses seek to proactively manage the economics of each customer relationship to enable businesses to reach their full profit potential. Through Xchange 4.0, businesses gain an understanding of the economics of customer relationships, measure customer value and provide incentives through campaigns that influence and optimize customer behavior. Our solution offers the following key benefits:

     o IMPROVED PROFITABILITY AND REVENUE GROWTH. Through the use of our solution, businesses have achieved increased customer retention rates, lower acquisition costs, more efficient cross selling and better customer satisfaction due to more relevant, less intrusive communications.

     o ABILITY TO PROVIDE CUSTOMERS WITH A CONSISTENT EXPERIENCE. Xchange believes that eCRM isn't about giving companies a 360-degree view of customers - it's about giving customers a 360-degree view of companies. Our software provides this capability by tying all the customer channels together, from the customer's perspective, and ensuring that they receive consistent offers and information regardless of the channel.

     o INCREASED MARKETING VELOCITY. Xchange 4.0 is designed to allow businesses to dramatically reduce the cycle time from planning through design, execution and measurement of campaigns to better respond to competitive and market pressures and to quickly evaluate new campaigns.

     o OPEN, EXTENSIBLE ARCHITECTURE. Xchange 4.0 is designed to be open, easy-to-use and scaleable across a wide variety of computing environments, and can be integrated with existing hardware and software environments.

     Our objective is to be the leading provider of eCRM software and solutions. Competitive advantages include:

     o    The size of our customer base and quantity of customer references;
     o The open platform nature of our solutions, which translates into easy integration;
     o    Our six years of domain expertise in eCRM;
     o Our extensive experience in hosting eCRM applications (Xchange hosted approximately 500 million personalized, outbound opt-in email messages in 1999 alone);
     o Our strong relationships with revenue-producing partners such as Acxiom, Epsilon and PricewaterhouseCoopers; and
     o    The quality of our management team.

     We have deployed our solution across many industries, with installations at over 200 different locations in North and South America, Europe, the Middle East, Africa and Asia. Our customers include Ameritrade, Bell Atlantic, Citigroup, Federal Express, Fidelity Investments, Fleet Bank, Cable & Wireless HKT, NatWest Bank (U.K.), Nextel, Staples and U S West. Our products and services are distributed through our direct sales force, through re-seller relationships with Acxiom, ClientLogic, , Epsilon, IBM, MicroStrategy, NetPerceptions and others, and through co-marketing arrangements with companies such as Andersen Consulting, Ernst & Young, Hewlett Packard, KPMG, PricewaterhouseCoopers and SAS Institute.

     CORPORATE OVERVIEW

     The Company was incorporated in November 1996. Prior to incorporation, the Company operated as a separate division of two entities, Grant & Partners, Inc. ("GPI") and Grant & Partners Limited Partnership ("GPLP"). The Company's activities during its early stages of operation focused on the development of software solutions to provide customer communications support to businesses. In 1995, the Company began providing professional services in the areas of marketing program design and execution and data warehousing. In March 1997, the Company ceased providing marketing program design services. The Company's development efforts culminated in the introduction to the market in July 1996 of the first module of the Xchange Dialogue product family, the Company's marketing automation software product. Since this initial introduction of Xchange Dialogue, the Company has continued to focus significant resources on the development of additional functionality and features of the Xchange Dialogue suite as well as the development and acquisition of additional solutions within the Company's eCRM solution set including Xchange Real Time, Xchange EnAct, and the email marketing and analytic modules of the Xchange Dialogue suite. The Company also has continued to expand its marketing activities, build the Xchange identity, develop the competencies of the professional services group, build international sales and distribution channels and develop its general and administrative infrastructure. The Company has shifted its primary business focus from providing services to selling software products. However, the Company believes that continuing to provide superior professional services will be critical to maximizing its opportunities for future revenues.

     In August 1999, the Company acquired eXstatic (formerly Gino Borland, Inc.) in a transaction accounted for as a pooling of interest. eXstatic develops and markets software products that enable businesses to plan, create and execute highly personalized, permission-based email communications based on customer profiles. In accordance with pooling of interests accounting, the results of operations have been restated to reflect the historical results of eXstatic on an as combined basis. In March 2000, the Company aquired Knowledge Stream Partners (KSP) in a transaction accounted for under the purchase method. KSP specializes in consulting and software development for advanced data mining and online/offline analytics. Most recently, in June 2000, the Company acquired Customer Analytics, Inc. in a transaction accounted for under the purchase method. Customer Analytics develops and markets campaign management solutions focused on creating, executing, analyzing and measuring customer communications at the local or branch level.

     The Company generates revenue from software licenses, professional service arrangements and software maintenance agreements. The Company recognizes software license fee revenues upon execution of a license agreement and delivery of the software, provided that the fee is fixed or determinable and deemed collectible by management. If acceptance of the software by the licensee is required, revenues are only recognized upon satisfaction of the foregoing conditions and acceptance of the software. Furthermore, if services provided in connection with a software arrangement are essential to the functionality of the software, software license fee revenues are recognized on the percentage-of-completion method as the services are performed.

     Revenues from professional service arrangements are recognized on either a time and materials or percentage-of-completion basis as the services are performed, provided that amounts due from customers are fixed or determinable and deemed collectible by management. Revenues related to software maintenance agreements are recognized ratably over the term of the maintenance period. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue.

     In certain situations, the Company may enter into transactions with third parties to acquire technology from those entities at the same time that the Company sells its technology to those same third parties. In those instances, the Company applies Accounting Principles Board Opinion No. 29 "Accounting for Nonmonetary Transactions: and Emerging Issues Task Force Issue No. 86-29 "Nonmonetary Transactions: Magnitude of the Boot and the Exceptions to the Use of Fair Value" to such transactions.

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


                                  RISK FACTORS

     Statements in this report concerning the future results of operations, financial condition and business of the Company are "forward-looking" statements as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934. Investors are cautioned that information contained in these forward-looking statements is inherently uncertain, and that actual performance and results may differ materially due to numerous risk factors, including but not limited to the following: LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT; RECENT TRANSACTIONS, INCLUDING ACQUISITIONS OF KNOWLEDGE STREAM PARTNERS AND CUSTOMER ANALYTICS AS WELL AS TRANSACTIONS WITH MICROSTRATEGY INCORPORATED WILL RESULT IN SHORT TERM LOSSES; QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND INVESTORS SHOULD NOT RELY ON THEM TO PREDICT OUR FUTURE PERFORMANCE; OUR BUSINESS MAY SUFFER IF OUR SOLUTIONS ARE NOT ACCEPTED BY NEW CUSTOMERS; IF WE DO NOT SUCCESFULLY INTEGRATE ACQUIRED TECHNOLOGY INTO OUR PRODUCT OFFERING, OUR BUSINESS MAY SUFFER; THE LOSS OF ONE OF OUR LARGEST CUSTOMERS COULD CAUSE OUR REVENUES TO DROP QUICKLY AND UNEXPECTEDLY; WE NEED TO MANAGE OUR GROWTH EFFECTIVELY OR WE MAY NOT SUCCEED; IF WE LOSE OUR KEY PERSONNEL, OR FAIL TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, OUR BUSINESS AND GROWTH MAY SUFFER; OUR BUSINESS WILL NOT GROW IF WE DO NOT KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES; OUR STOCK PRICE OR OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO EFFICIENTLY INTEGRATE ACQUISITIONS; COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR BUSINESS; IF WE DO NOT SUCCESSFULLY MAINTAIN OUR RELATIONSHIPS WITH INDIRECT DISTRIBUTION CHANNELS, OUR SALES COULD DECLINE OR COULD GROW MORE SLOWLY THAN EXPECTED; WE HAVE A LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND OTHERS COULD INFRINGE ON OR MISAPPROPRIATE OUR PROPRIETARY RIGHTS; IF WE DO NOT SUCCESSFULLY GROW AND MANAGE OUR INTERNATIONAL OPERATIONS, OUR BUSINESS WILL SUFFER; CURRENCY FLUCTUATIONS AND GENERAL ECONOMIC CONDITIONS IN OUR FOREIGN MARKETS MAY IMPACT OUR CUSTOMERS' SPENDING AND THE VALUE OF MONEY OWED TO US; OUR FOUNDERS, OFFICERS AND PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL CONTROL OVER OUR VOTING STOCK AND HAVE THE ABILITY TO MAKE DECISIONS THAT COULD ADVERSELY AFFECT OUR STOCK PRICE; WE MAY BE SUBJECT TO FUTURE PRODUCT LIABILITY CLAIMS; OUR COMMON STOCK PRICE IS LIKELY TO BE VOLATILE AND COULD DROP UNEXPECTEDLY; WE HAVE ADOPTED ANTI-

TAKEOVER PROVISIONS THAT COULD AFFECT THE MARKET PRICE OF OUR COMMON STOCK OR OUR ABILITY TO SELL OUR BUSINESS. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1999, contain additional information concerning such risk factors.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." This interpretation clarifies the application of Opinion No. 25, among others issued, (a) the definition of employees for the purpose of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously issued stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The interpretation is effective July 1, 2000 and the effects of applying the Interpretation are recognized on a prospective basis. The Company does not expect that the adoption of the Interpretation will have a material impact on its financial condition or results of operations.

SIX MONTHS ENDED JUNE 30, 1999 AND 2000

     REVENUES

     The Company's total revenues increased 86% from $18.7 million in the six months ended June 30, 1999 to $34.8 million for the six months ended June 30, 2000. This increase in total revenues can be attributed to a number of factors, including:

     o an increase in the Company's sales force from 21 direct sales representatives at June 30, 1999 to 42 at June 30, 2000;

     o an increase in international revenues from the Company's subsidiaries in the United Kingdom and Australia; and

     o an increase in services and maintenance revenues from the Company's growing customer base

     o an expansion in both the number of indirect sales channels, as well as an increase in revenues generated through those channels

     o incremental revenues from the delivery of product and services acquired through transactions accounted for under the purchase accounting method and therefore not included in the comparable period last year

     Software license fee revenues increased 114% from $11.1 million, or 59.1% of total revenues, in the six months ended June 30, 1999 to $23.6 million, or 67.9% of total revenues, in the six months ended June 30, 2000. The increase in software license fee revenues was primarily due to increased market awareness of the Dialogue product family, including both the Company's original Dialogue product as well as the email messaging module added in the second half of 1999. In addition the Company realized incremental revenues in 2000 from the release of two new products, Xchange Real Time and the analytical reporting module of the Xchange Dialogue suite, as well as revenues associated with the Xchange EnAct product acquired in June 2000.

     Services and maintenance revenues increased 46% from $7.7 million or 40.9% of total revenues for the six months ended June 30, 1999 to $11.2 million, or 32.1% of total revenues for the six months ended June 30, 2000. The growth of services and maintenance revenues was directly attibutable to additional service engagements and maintenance fees from the Company's increased base of customers. The decrease in services and maintenance revenues as a percentage of total revenues was primarily attributable to the increased software license fee revenues resulting from the market acceptance of the Company's suite of products. As the Company continues to expand its services offering to include newly identified, more profitable opportunities, as well as projects that require unique expertise or familiarity with the Company's products, it is expected that services and maintenance revenues will remain constant or increase slightly as a percentage of total revenues.

     For the six months ended June 30, 2000, the Company's top five customers accounted for 35.9% of total revenues as compared to 33.5% of total revenues for the six months ended June 30, 1999. Only one of the top five customers during the six months ended June 30, 2000 was a top five customer during the six months ended June 30,

1999. The largest customer during the six months ended June 30, 2000 represented 15.5% of total revenues, while the largest customer for the six months ended June 30, 1999 represented 9.6% of the Company's total revenues.

     Revenues from customers outside North America were $8.0 million for the six months ended June 30, 2000, representing approximately 23% of total revenues as compared to $5.8 million or 31% of total revenues for the comparable period in the prior year.

     COST OF REVENUES

     The Company's cost of revenues consists of costs associated with software license fees and costs associated with services and maintenance. Total cost of revenues as a percentage of total revenues declined from 24.6% in the six months ended June 30, 1999 to 22.6% in the six months ended June 30, 2000.

     Cost of software license fees consists primarily of royalty payments made to third parties for licensed intellectual property included in the Xchange Dialogure and Xchange Real Time products, and costs associated with software packaging and distribution. Cost of software license fees increased from $164,000, or 0.8% of total revenues for the six months ended June 30, 1999 to $362,000, or 1.0% of total revenues for the six months ended June 30, 2000. Cost of software license fees as a percentage of software license fee revenues were 1.5% during both six month periods. The increase in cost of software license fees for the six months ended June 30, 2000 over June 30, 1999 primarily resulted from increased shipments of Xchange Dialogue software and, therefore, the associated royalty expense payable to third parties and costs associated with software packaging and distribution. In addition, the Company incurred incremental royalty obligations associated with the shipment of Xchange Real Time in the second quarter of 2000. The Company has added additional components to its software products offering through strategic partnerships with third party suppliers. As the Company realizes software revenue from these additional components we expect cost of revenues to increase both in absolute dollars and as a percentage of total revenues. The Company anticipates cost of software revenues to be between two and four percent of total revenues in the future, depending on the exact mix of third party leveraged components to total software revenue.

     The Company's cost of services and maintenance consists primarily of personnel, facility and system costs incurred in providing professional consulting services, training, and customer support services. As a result of the increased software license fee revenues, cost of services and maintenance revenues as a percentage of total revenues decreased from 23.8% for the six months ended June 30, 1999 to 21.5% for the six months ended June 30, 2000. Cost of services and maintenance as a percentage of services and maintenance revenues was 58.1% and 67.0% for the six months ended June 30, 1999 and 2000, respectively. The increase was attributable primarily to the increased investment in personnel and capital expenditures associated with the Company's application service provider (ASP) service offering.

     As the Company sells more of its software products through re-seller and co-marketing relationships, it is anticipated that the re-sellers will provide certain of the consulting and maintenance services associated with these sales. By using the services resources of the re-sellers and co-marketers, the Company plans to allocate its own professional services resources to:

     o    direct-sale customers;
     o projects that require unique expertise or familiarity with the Dialogue and Real Time product families; and
     o    newly identified, more profitable opportunities.

     Due to this fact, and to the increase in contribution from higher margin maintenance revenues, the Company expects cost of services and maintenance to decrease slightly as a percentage of both total revenues and service and maintenance revenues in the foreseeable future.

     Overall gross margin increased from 75.4% for the six months ended June 30, 1999 to 77.4% for the six months ended June 30, 2000 due primarily to increased software contribution to the revenue mix.

     OPERATING EXPENSES

     SALES AND MARKETING. The Company's sales and marketing expenses consist primarily of salaries for sales and marketing personnel, commissions, travel and promotional expenses. For the six months ended June 30, 1999 and 2000, sales and marketing expenses were 36.0% and 31.7% of total revenues, or $6.7 million and $11.0 million, respectively. The increase in absolute dollars is primarily attributable to an increase in sales and marketing personnel from 53 at June 30, 1999 to 111 at June 30, 2000, as well as increased spending on certain promotional activities including trade shows, seminars, and the development of collateral materials designed to increase awareness of the Company and it products. The investment in the sales and marketing personnel and activities has contributed to increased software license revenues and expansion of the customer installation base to over 200 locations in 33 countries. As the Company expands its business into new vertical markets and continues the expansion internationally into Europe and the Asia/Pacific region, the Company expects to continue to invest resources into the sales and marketing arena. While sales and marketing expenses are expected to continue to grow in absolute dollars, the Company expects these expenses to remain the same as a percentage of total revenues due to economies of scale and increased contribution from indirect sales channels.

     RESEARCH AND DEVELOPMENT. The Company's research and development expenses consist primarily of employee salary and benefits, consultant costs, and equipment and purchased software depreciation costs associated with new product development, enhancement of existing products and quality assurance activities. For the six months ended June 30, 1999 and 2000, research and development expenses were 22.3% and 22.4% of total revenues, or $4.2 million and $7.8 million, respectively. This increase in absolute dollars was primarily a result of the addition of 89 research and development personnel, including contractors, in the six months ended June 30, 2000 as compared to the same period in 1999. The Company anticipates that research and development expenses will continue to increase in absolute dollars but decrease as a percentage of total revenues as it continues to commit substantial resources to enhancing existing product functionality and to developing new products.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of:

     o    salaries and related costs;
     o    outside professional fees; and
     o equipment and software depreciation costs associated with our finance, legal, human resources, information systems, and administrative functions.

     General and administrative expenses increased from $2.1 million, or 11.5% of total revenues, for the six months ended June 30, 1999 to $4.2 million, or 12.0% of total revenues, for the six months ended June 30, 2000. Expenses increased in absolute dollars as the Company added 48 employees to its finance, information systems, and human resource departments between June 30, 1999 and June 30, 2000. The Company expects general and administrative expenses to continue to grow in absolute dollars but to decrease as a percentage of total revenues as a result of the following factors:

     o    the implementation of additional management information systems;
     o the continuation of the Company's domestic and international expansion; and
     o the costs that the Company is incurring as a result of being a publicly-held company.

INTEREST INCOME (EXPENSE), NET

     Net interest income increased from $465,000 for the six months ended June 30, 1999 to $848,000 for the six months ended June 30, 2000 primarily as a result of interest earned on proceeds from the Company's initial public offering completed in December 1998 and its second public offering completed in June 1999.

PROVISION FOR INCOME TAXES.

     No provision for foreign, federal, or state income taxes was recorded for the six months ended June 30, 2000 because the Company incurred a net loss during the six month period. For the six months ended June 30, 1999 the Company recorded a provision for income taxes of $713,000 or 46.9% of income before income taxes. The Company had been using an effective tax rate of 37% of income before income taxes prior to the GBI acquisition in August 1999, which was accounted for as a pooling. Prior to its acquisition, GBI was structured as a sub-chapter S corporation and, as such, the tax benefit of losses incurred through August 20, 1999 reverted to that company's principals. Therefore, the historical effective tax rate after incorporating the GBI statement of operations is significantly higher than the 37% provided for by the Company through the period.

THREE MONTHS ENDED JUNE 30, 1999 AND 2000

     REVENUES

     The Company's total revenues increased 91.4% from $10.3 million in the three months ended June 30, 1999 to $19.6 million for the three months ended June 30, 2000. This increase in total revenues can be attributed to a number of factors, including:

     o an increase in the Company's sales force from 21 direct sales representatives at June 30, 1999 to 42 at June 30, 2000;

     o an increase in services and maintenance revenues from the Company's growing customer base

     o an expansion in the number of indirect sales channels, as well as an increase in revenues generated through indirect sales channels

     o incremental revenues from the delivery of product and services acquired through transactions accounted for under the pruchase accounting method and therefore not included in the comparable period last year

     Software license fee revenues increased 120.6% from $6.1 million, or 59.0% of total revenues, in the three months ended June 30, 1999 to $13.4 million, or 68.0% of total revenues, in the three months ended June 30, 2000. The increase in software license fee revenues was due to increased market awareness of the Xchange Dialogue product family, including the email messaging module which was not available in the three months ended June 30, 1999, and revenues generated by new strategic partnerships with resellers and value added service providers.

     Services and maintenance revenues increased 49.4% from $4.2 million or 41.0% of total revenues, in the three months ended June 30, 1999 to $6.3 million, or 32.0% of total revenues, in the three months ended June 30, 2000. The growth of services and maintenance revenues was directly attributable to additional service engagements and maintenance fees from the Company's increased base of customers. The decrease in services and maintenance revenues as a percentage of total revenues was primarily attributable to the growth in software license fee revenues at a faster pace than services and maintenance revenues.

     For the three months ended June 30, 2000, the Company's top five customers accounted for 39.2% of total revenues as compared to 43.0% of total revenues for the three months ended June 30, 1999. Only one of the top five customers during the three months ended June 30, 2000 was a top five customers during the three months ended June 30, 1999. The two largest customers during the three months ended June 30, 2000 represented 9.9% and 9.7% of total revenues, respectively, while the two largest customers for the three months ended June 30, 1999 represented 11.1%, and 10.1%, respectively, of the Company's total revenues.

     Revenues from customers outside North America were $4.6 million for the three months ended June 30, 2000, representing approximately 23% of total revenues as compared to $4.2 million or approximately 41% of total revenues for the comparable period in the prior year.

     COST OF REVENUES

     Total cost of revenues as a percentage of total revenues declined from 24.9% in the three months ended June 30, 1999 to 22.2% in the three months ended June 30, 2000.

     Cost of software license fees consists primarily of royalty payments made to third parties for licensed intellectual property included in the Xchange Dialogue and Xchange Real Time products, and costs associated with software packaging and distribution. Cost of software license fees increased from $63,000, or 0.6% of total revenues, for the three months ended June 30, 1999 to $221,000, or 1.1% of total revenues for the three months ended on June 30, 2000. Cost of software license fees as a percentage of software license fee revenues increased from 1.0% to 1.7% for the three months ended June 30, 1999 and 2000, respectively. The increase in cost of software license fees for the three months ended June 30, 2000 over June 30, 1999 resulted from increased shipments of Xchange Dialogue as well as the shipment in 2000 of Xchange Real Time software, which carries a significant third party royalty or cost of sale with each unit shipped.

     The Company's cost of services and maintenance consists primarily of personnel, facility and system costs incurred in providing professional consulting services, training, hosted software services for the Xchange Dialogue product suite, and customer support services. As a result of the increased software license fee revenues, cost of services and maintenance revenues as a percentage of total revenues decreased from 24.3% for the three months ended June 30, 1999 to 21.1% for the three months ended June 30, 2000. Cost of services and maintenance as a percentage of services and maintenance revenues was 59.2% and 66.0% for the three months ended June 30, 1999 and 2000, respectively. The increase was attributable primarily to the increased investments by the Company in the services infrastructure, including hardware and personnel requirements associated with the hosted Xchange Dialogue services offering.

     Overall gross margin increased from 75.1% for the three months ended June 30, 1999 to 77.8% for the three months ended June 30, 2000 due primarily to increased software sales of Xchange Dialogue products.

     OPERATING EXPENSES

     SALES AND MARKETING. The Company's sales and marketing expenses consist primarily of salaries for sales and marketing personnel, commissions, travel and promotional expenses. For the three months ended June 30, 1999 and 2000, sales and marketing expenses were 34.5% and 31.5% of total revenues, or $3.5 million and $6.2 million, respectively. The increase is primarily attributable to an increase in sales and marketing personnel from 53 at June 30, 1999 to 111 at June 30, 2000, as well as increased spending on certain promotional activities including trade shows, seminars, and the development of collateral materials designed to increase awareness of the Company and its eCRM solution set.

     RESEARCH AND DEVELOPMENT. The Company's research and development expenses consist primarily of employee salary and benefits, consultant costs, and equipment and purchased software depreciation costs associated with new product development, enhancement of existing products and quality assurance activities. For the three months ended June 30, 1999 and 2000, research and development expenses were 21.7% and 23.3% of total revenues, or $2.2 million and $4.6 million, respectively. This increase in absolute dollars was primarily a result of the addition of 89 research and development personnel, including contractors, in the three months ended June 30, 2000 as compared to the same period in 1999.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $1.2 million, or 11.5% of total revenues, for the three months ended June 30, 1999 to $2.2 million, or 11.4% of total revenues, for the three months ended June 30, 2000. The increase in absolute dollars was the result of the addition of 48 employees to its finance, information systems, and human resource departments between June 30, 1999 and June 30, 2000.

INTEREST INCOME (EXPENSE), NET

     Net interest income increased from $237,000 for the three months ended June 30, 1999 to $373,000 for the three months ended June 30, 2000 primarily as a result of interest earned on proceeds from the Company's second public offering completed in June 1999. Interest expense of $676,000 for the three months ended June 30, 2000 related to the MicroStrategy obligation.

PROVISION FOR INCOME TAXES.

     No provision for foreign, federal, or state income taxes was recorded for the three months ended June 30, 2000 because the Company incurred a net loss during the three month period. For the three months ended June 30, 1999 the Company recorded an income tax provision of $472,000, or 47.6% of income before income taxes. The Company had been using an effective tax rate of 37% of income before income taxes prior to the GBI acquisition in August 1999, which was accounted for as a pooling. Prior to its acquisition, GBI was structured as a sub-chapter S corporation and, as such, the tax benefit of losses incurred through August 20, 1999 reverted to that company's principals. Therefore, the historical effective tax rate after incorporating the GBI statement of operations is significantly higher than the 37% provided for by the Company through the period.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000 the Company had $13.4 million in cash and short-term investments and an additional $2.0 million of long-term investments. In June 1999, the Company modified the terms of its revolving note agreement with Fleet National Bank, increasing the credit limit from $2.0 million to $5.0 million. It is the Company's belief that its existing balance of cash, cash equivalents and short-term investments, combined with its $5.0 million revolving note agreement will be sufficient to meet the Company's current working capital and anticipated capital expenditure needs for at least the next 12 months. However, if the Company continues to expand its product and service offerings through acquisition we may require additional sources of funds to continue to support our business. There can be no assurance that such capital, if needed, will be available or will be available on terms the Company finds acceptable.

     Cash and cash equivalents as of June 30, 2000 decreased $8.2 million from December 31, 1999. Net cash used in operations of approximately $11.2 million resulted primarily from the payment of commissions and bonuses, an increase in accounts receivable due to the increase in revenue, and an increase in prepaid expenses and other current assets primarily from the acquisition of technology used in the Company's Dialogue solution set These amounts are offset by non-cash related expenses including the amortization of goodwill and other intangibles from the KSP and Customer Analytics acquisitions as well as the amortization of the asset from the MicroStrategy Incorporated investment.

     Net cash used provided by investing activities of $697,000 for the six months ended June 30, 2000 was a result of property and equipment purchases related to the increase in headcount, expansion and integration of the Company's operating sites, and the acquisition of computer hardware and software for development and internal operating systems. In addition, the Company used $5.1 million of cash to fund acquisition liabilities arising from the KSP and Customer Analytics acquisitions. These uses of cash were offset by the proceeds from the maturity of short term and long term investmetns. Net cash provided by financing activities of $2.6 million consisted of $2.4 million in proceeds from the exercise of common stock options during the six months ended June 30, 2000, and $209,000 in proceeds from the issuance of common stock under the Company's Employee Stock Purchase Plan.

     The Company currently has sales offices in the United Kingdom, Japan, and Australia, in addition to the United States. The Company's revenues from international operations have been denominated in foreign currencies which historically have been stable in relation to U.S. dollars. As a result, the gain or loss from foreign currency transactions has not been material to its operating results. As of June 30, 2000, the material assets and liabilities denominated in foreign currencies include accounts receivable, accounts payable and cash and cash equivalents. Due to the stability of the foreign economies where these assets and liabilities are denominated, the Company has not adopted a policy of hedging foreign currency risks. While it is anticipated that foreign transactions will continue to be denominated in local currencies, the Company expects to use hedging instruments to offset potential currency exposures arising as its international operations expand into less stable economic environments.


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

     INTEREST RATE SENSITIVITY. The Company maintains a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency treasury bills and notes with an average maturity of less then twelve months. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2000, the fair value of the portfolio would decline by an immaterial amount.

     FOREIGN CURRENCY EXCHANGE RISK. With sales and services offices in the United States, United Kingdom and Australia, and a global customer base, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically the Company's primary exposure has been nondollar-denominated operating expenses and sales by its United Kingdom subsidiary. The introduction of the Euro as a common currency for members of the European Monetary Union, of which the United Kingdom is not a member, occurred in January 1999. To date, we have not noticed any material impact from the introduction of the Euro. In addition, as the Company expands its sales and service presence in the Asia/Pacific region in 2000, its exposure to foreign currency exchange rate risks from the more volatile economies of this region will increase. The Company is prepared to hedge against fluctuations in the British Sterling, Euro, or other foreign currency if the exposure becomes material. As of June 30, 2000 the Company's material nondollar-denominated assets and liabilities primarily consisted of cash, accounts receivable, and accounts payable denominated in British Sterling and Australian dollars.



PART II  -  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of the Company was held on June 14, 2000

(b) The Annual Meeting was held to consider and vote upon three proposals submitted by the Company as follows:

          (1) The Company submitted a proposal to re-elect Mr. Dean F. Goodermote as a director of the Company to hold office for a three-year term and until his successor has been duly elected and qualified. The results of the votes cast are as follows:

                  For             Against          Withheld
                  ---             -------          --------
               19,597,252           -0-             71,969

          (2) The Company submitted a proposal to ratify the action of the Board of Directors in amending the 1998 Stock Incentive Plan to increase the number of shares of common stock authorized for issuance thereunder from 5,400,000 to 9,400,000. The results of the votes cast are as follows:

                  For              Against         Withheld         No Vote
                  ---              -------         --------         -------
                9,124,228         8,471,888          47,990        1,781,771

          (3) The Company submitted a proposal to approve the amendment to the Company's Certificate of Incorporation to change the Company's name to Xchange, Inc The results of the votes cast are as follows:

                  For             Against          Withheld
                  ---             -------          --------
                4,700,261        2,462,322          23,526





ITEM 6.   EXHIBITS AND REPORTS  ON FORM 8-K.

          (a)  Exhibits

               27 -- Financial Data Schedule


          (b)  Reports on Form 8-K


As a result of the acquisition of Customer Analytics on June 30,2000 , the Company filed a report on Form 8-K on July 12, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              Exchange Applications, Inc.
                              (Registrant)

Dated:  August 14, 2000

                              By:  /s/ JOHN G. O'BRIEN
                                   ------------------------------
                                   John G. O'Brien
                                   Chief Financial Officer, Treasurer, Secretary (authorized officer and principal finance and accounting officer)