Form 10-Q
period 2000-09-30
EXCHANGE APPLICATIONS INC
filed 2000-11-14
CIK 1065857

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended SEPTEMBER 30, 2000.

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


        ---------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  X    No
                                    ---      ---

State the number of shares outstanding of the registrant's common stock, as of the latest practicable date.

      Number of Shares  32,240,742      Outstanding as of    October 31, 2000
                        ----------                           ----------------

================================================================================

                           Exchange Applications, Inc.

             Form 10-Q for the Three Months Ended September 30, 2000


                                Table of Contents

                          PART I. FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
                                                                          ------
Item 1.   Financial Statements (unaudited):
          Consolidated Balance Sheets as of September 30, 2000 and
            December 31, 1999                                                3
          Consolidated Statements of Operations for the three and
            nine months ended September 30, 1999 and 2000                    4
          Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1999 and 2000                                5
          Notes to Interim Consolidated Financial Statements                 6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        10

Item 3.   Quantitative and Qualitative Disclosure about Market Risk          18

                     PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   19
          Signatures                                                         20

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                                           DECEMBER 31,     SEPTEMBER 30,

                                                                              1999              2000
                                                                            ---------         ---------
                                                 ASSETS
     Current assets:
       Cash and cash equivalents ...................................        $  14,678         $   5,934
       Marketable securities .......................................           14,429             1,992
       Accounts receivable, net ....................................           11,329            18,606
       Prepaid expenses and other current assets ...................            2,538             2,793
                                                                            ---------         ---------
              Total current assets .................................           42,974            29,325
     Property and equipment, net ...................................            4,570            10,236
     Long-term marketable securities ...............................            5,030             1,001
     Non current assets from Microstrategy Incorporated transaction.           62,030            47,313
     Other assets ..................................................              461             9,369
     Goodwill ......................................................             --             126,684
     Other intangible assets .......................................             --              27,282
                                                                            ---------         ---------
              Total assets .........................................        $ 115,065         $ 251,210
                                                                            =========         =========
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Accounts payable ............................................        $     701         $   4,562
       Accrued expenses ............................................            5,167            11,231
       Current portion of obligations under capital leases .........             --               1,571
       Current portion of Microstrategy Incorporated obligation ....           15,377            22,219
       Current portions of notes payable to certain former
         shareholders of Customer Analytics, Inc. ..................             --               2,125
       Deferred revenue ............................................            6,455             4,349
                                                                            ---------         ---------
              Total current liabilities ............................           27,700            46,807
     Obligations under capital leases, net of current portion ......             --               1,358
      Note payable to certain former shareholders of Customer
        Analytics, Inc. ............................................             --               2,125
      Microstrategy Incorporated obligation, net of current portion.           16,653              --

     Stockholders' equity:
       Preferred Stock; $.001 par value--
         10,000,000 shares authorized, none issued and outstanding..             --                --
       Common Stock, $.001 par value--
         30,000,000 shares authorized; 24,053,471 and 32,471,046
         shares issued at December 31, 1999 and September 30, 2000,
         respectively ..............................................               24                32
       Additional paid-in capital ..................................           56,869           245,023
       Accumulated deficit .........................................           (5,513)          (43,541)
       Due from officer ............................................             (125)             (125)
       Deferred compensation .......................................             (517)             (332)
       Cumulative translation adjustment ...........................               39              (124)
       Unrealized gain (loss) on marketable securities .............              (65)              (13)
       Stock subscription ..........................................           20,000              --
       Treasury stock, at cost; 366,565 shares at December 31, 1999
       and  September 30, 2000, respectively .......................             --                --
                                                                            ---------         ---------
              Total stockholders' equity ...........................           70,712           200,920
                                                                            ---------         ---------
              Total liabilities and stockholders' equity ...........        $ 115,065         $ 251,210
                                                                            =========         =========

         The accompanying notes are an integral part of these consolidated financial statements.

                                                    3

                                            EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                                                    1999              2000              1999              2000
                                                                ------------      ------------      ------------      ------------
Revenues:
  Software license fees ......................................  $      6,793      $      5,940      $     17,852      $     29,553
  Services and maintenance ...................................         4,402             6,549            12,066            17,736
                                                                ------------      ------------      ------------      ------------
         Total revenues ......................................        11,195            12,489            29,918            47,289
Cost of revenues:
  Software license fees ......................................            68               164               232               526
  Services and maintenance ...................................         2,721             5,896             7,172            13,386
                                                                ------------      ------------      ------------      ------------
         Total cost of revenues ..............................         2,789             6,060             7,404            13,912
                                                                ------------      ------------      ------------      ------------
Gross profit .................................................         8,406             6,429            22,514            33,377
Operating expenses:
  Sales and marketing ........................................         3,712             7,424            10,451            18,453
  Research and development ...................................         2,648             5,885             6,818            13,673
  General and administrative .................................         1,262             6,356             3,407            10,510
  Cost of acquisition ........................................         1,388              --               1,388              --
  Amortization of goodwill and other intangibles .............          --               9,288              --              12,814
  Amortization of Microstrategy investment ...................          --               4,906              --              14,916
                                                                ------------      ------------      ------------      ------------
         Total operating expenses ............................         9,010            33,839            22,064            70,366
                                                                ------------      ------------      ------------      ------------
Income (loss) from operations ................................          (604)          (27,410)              450           (36,989)
Interest income (expense):
  Interest income ............................................           452               169               917             1,017
  Interest expense from capital leases and  notes payable ....          --                (160)             --                (160)
  Interest expense from discount on Microstrategy
    Incorporated obligation ..................................          --                (554)             --              (1,875)
                                                                ------------      ------------      ------------      ------------
         Total interest income (expense), net ................           452              (545)              917            (1,018)
                                                                ------------      ------------      ------------      ------------
Income (loss) before provision for income taxes ..............          (152)          (27,975)            1,367
Provision for income taxes ...................................           (56)             --                 657               (21)
                                                                ------------      ------------      ------------      ------------
Net income (loss) ............................................           (96)          (27,975)              710           (38,028)
Accretion of discount and dividends on preferred stock .......          --                --                --                --
                                                                ------------      ------------      ------------      ------------
Net income (loss) applicable to common stockholders ..........  $        (96)     $    (27,975)     $        710      $    (38,028)
                                                                ============      ============      ============      ============
Net income (loss) per share (Note 2(c)):

Basic net income (loss) per share applicable to common
  stockholders ...............................................  $      (0.00)     $      (0.89)     $       0.03      $      (1.38)
                                                                ============      ============      ============      ============
Diluted net income (loss) per share applicable to common
  stockholders ...............................................  $      (0.00)     $      (0.89)     $       0.03      $      (1.38)
                                                                ============      ============      ============      ============
  Basic weighted average common shares outstanding ...........    23,109,692        31,578,464        21,674,848        27,530,431
                                                                ============      ============      ============      ============
  Diluted weighted average  common shares outstanding ........    23,109,692        31,578,464        25,877,054        27,530,431
                                                                ============      ============      ============      ============

                      The accompanying notes are an integral part of these consolidated financial statements.

                                                                 4

                                    EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)

                                                                                               NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,

                                                                                               1999          2000
                                                                                             --------      --------
Cash flows from operating activities:

  Net income (loss) .....................................................................    $    710      $(38,028)

  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Amortization of Microstrategy Incorporated asset ......................................        --          14,916
  Non cash interest related to Microstrategy Incorporated obligation ....................        --           1,874
  Depreciation and other amortization ...................................................       1,102         2,280
  Increase in allowance for doubtful account and write off of
    uncollectible receivables ...........................................................        --           1,277
  Amortization of goodwill and other intangibles ........................................        --          12,794
  Compensation expense associated with stock options ....................................         949           171
  Changes in operating assets and liabilities--
   Accounts receivable ..................................................................      (3,839)       (2,678)
    Prepaid expenses and other current assets ...........................................        (997)          (89)
    Accounts payable ....................................................................         654           866
    Accrued expenses ....................................................................        (137)        1,430
    Deferred revenue ....................................................................       1,999        (9,363)
                                                                                             --------      --------
        Net cash provided by (used in) operating activities .............................         441       (14,550)
                                                                                             --------      --------

Cash flows from investing activities:

  Payment of acquisition liabilities, acquired ..........................................        --          (4,384)
  Purchase of marketable securities .....................................................      (7,847)       16,523
  Purchases of property and equipment ...................................................      (2,806)       (5,931)
  Increase in other assets ..............................................................          (8)       (8,595)
                                                                                             --------      --------
        Net cash used in investing activities ...........................................     (10,661)       (2,387)
                                                                                             --------      --------

Cash flows from financing activities:

  Proceeds from capital leases ..........................................................        --           3,000

  Repayments under capital leases .......................................................        (380)         (436)
   Issuance of common stock in second public offering,
     net of offering costs ..............................................................      20,010          --
  Issuance of common stock by eXstatic Software prior
     to acquisition .....................................................................         850          --
  Issuance of common stock under ESPP ...................................................        --             272
  Exercise of common stock options ......................................................         463         5,520
                                                                                             --------      --------
        Net cash provided by (used in) financing activities .............................      20,943         8,356
                                                                                             --------      --------
Effect of exchange rate changes on cash and cash equivalents ............................          55          (163)
                                                                                             --------      --------
Net increase (decrease) in cash and cash equivalents ....................................      10,778        (8,744)
                                                                                             --------      --------
Cash and cash equivalents, beginning of period ..........................................       5,247        14,678
                                                                                             --------      --------
Cash and cash equivalents, end of period ................................................    $ 16,025      $  5,934
                                                                                             ========      ========

Supplemental disclosure of cash flow information--
  Cash paid for interest ................................................................    $     11      $     12
                                                                                             ========      ========
  Cash paid for income taxes ............................................................    $     30      $    157
                                                                                             ========      ========

Supplemental disclosure of noncash financing and investing activities:

  Equipment acquired under capital leases ...............................................    $   --        $  3,000
                                                                                             ========      ========

               The accompanying notes are an integral part of these consolidated financial statements.

                                                         5

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

(b)  INTERIM FINANCIAL REPORTING

     Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the operating results for the interim periods ended September 30, 1999 and 2000, respectively. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(c)  NET INCOME (LOSS) PER SHARE

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, basic and diluted net loss per common share for the three and nine months ended September 30, 2000 is calculated by dividing the net loss applicable to common stockholders by the weighted average number of vested common shares outstanding.

     For the three and nine months ended September 30, 1999 and 2000 basic net income per common share is calculated by dividing the net income (loss) applicable to common stockholders by the weighted average number of vested common shares outstanding for the nine month periods then ended. Diluted net income per common share for the nine months ended September 30, 1999 is calculated by dividing the net income applicable to common stockholders by the weighted average number of vested common shares outstanding and the dilutive effect of potential common shares, consisting of outstanding stock options and unvested common shares, as determined using the treasury stock method in accordance with SFAS No. 128.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted weighted average common shares outstanding:

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                1999           2000           1999           2000
                                             ----------     ----------     ----------     ----------
          Weighted average common
            shares outstanding .........     23,126,144     31,578,464     21,713,440     27,530,431
          Less: Weighted average
            unvested common shares
            outstanding ................         16,452           --           38,592           --
                                             ----------     ----------     ----------     ----------
          Basic and diluted weighted
            average common shares
            outstanding ................     23,109,692     31,578,464     21,674,848     27,530,431

          Add: Dilutive potential common
          shares from stock options and
          unvested common stock ........           --             --        4,240,798           --
          Diluted  weighted average
          common shares outstanding ....     23,109,692     31,578,464     25,915,646     27,530,431
                                             ==========     ==========     ==========     ==========

     Diluted weighted average shares outstanding for the three and nine months ended September 30, 2000 exclude the potential common shares from stock options because to include such shares would have been antidilutive. For the three month period ended September 30, 1999 and 2000, the Company had 4,485,242 and 3,609,297 potential common shares outstanding, respectively. For the nine month period ended September 30, 2000, the Company had 4,523,538 potential common shares outstanding.

(d)  REVENUE RECOGNITION

     The Company recognizes revenue based on the provisions of Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-4 and SOP No. 98-9, and the provisions of SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

     Software license fee revenues are generated from licensing the rights to the use of the Company's packaged software products. Services and maintenance revenues are generated from sales of maintenance, consulting, training and hosting services performed for customers that license the Company's products. The Company has concluded that effective with the new generation of Xchange Dialogue products released in the third quarter of 2000, certain of the implementation services related to the Dialogue product suite are essential to the customer's use of the packaged software products in arrangements where the Company is responsible for implementation services. Similarly, the implementation services for the Company's Xchange Real Time and Xchange EnAct products are essential to the customer's use of those packaged software products. As such, the Company recognizes revenue for these arrangements following the percentage-of-completion method over the implementation period. Percentage of completion is measured by the percentage of implementation hours incurred to date compared to estimated total implementation hours. This method is used because management has determined that past experience has shown expended hours to be the best measure of progress on these engagements. In situations where the Company is not responsible for implementation services, or where the product configuration being delivered does not require the implementation services deemed to be essential to the customer's use of the software.

     The Company recognizes revenue on delivery of the packaged software if there is persuasive evidence of an arrangement, collection is probable, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fees to all undelivered elements of the arrangement.

     Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Elements included in multiple-element arrangements could consist of software products, maintenance, consulting and training services.

     Revenue from maintenance services is recognized ratably over the term of the contract, typically one year. Consulting revenue is primarily related to implementation services performed on a time-and-materials basis under separate service arrangements. Revenue from consulting and training services is recognized as services are performed. In addition, the Company recognizes consulting revenue for its application hosting service. The revenue is recognized over the service delivery period based on either a pre-determined monthly service fee or a usage based pricing model.

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


(d)  COMPREHENSIVE INCOME (LOSS)

     The Company has adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS No. 130"). SFAS No. 130 requires that items defined as other comprehensive income (loss), such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income (loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income
(loss) for the three and nine months ended September 30, 1999 and 2000 are as follows (in thousands):

                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                  1999          2000          1999          2000
                                                --------      --------      --------      --------
Comprehensive income (loss):
   Net income (loss) ......................     $   (152)     $(27,975)     $    710      $(38,028)
   Other comprehensive income (loss):
       Cummulative translation adjustment .           90          (211)           55           163
       Unrealized gain (loss) on marketable          (10)            9           (35)           52
                                                --------      --------      --------      --------
   Comprehensive income (loss) ............     $    (72)     $(28,177)     $    730      $(38,139)
                                                ========      ========      ========      ========

(e)  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company accounts for cash equivalents and marketable securities in accordance with SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at amortized cost, which approximates fair market value. The Company's marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders' equity. As of December 31, 1999 and September 30, 2000, the Company's marketable securities consisted of investment grade corporate bonds. As of December 31, 1999 and September 30, 2000, the Company had recorded unrealized losses of approximately $65,000 and $13,000, respectively. At September 30, 2000, the weighted average number of days until maturity of the Company's marketable securities and longterm investments were 262 and 516 days, respectively.

(f)  ACQUISITION OF CUSTOMER ANALYTICS, INC.

     On June 13, 2000, the Company acquired Customer Analytics, Inc. (CA), a Company that specializes in the development and licensing of marketing campaign management solutions targeted at the local branch level. The Company exchanged 4,461,684 shares of its common stock for all the outstanding shares of common stock of CA; 761,602 of these shares issued were placed into escrow as security for indemnification obligations of CA pursuant to the merger agreement. In addition, the Company assumed all of the outstanding employee stock options of CA which converted into options to aquire 758,712 shares of Exchange Applications common stock. As of the date of the consummation of the acquisition, the common stock issued by the Company and the issued stock options had a market value of $110,942,000 based on a per share value of $22.20.

     The purchase price was allocated based upon the fair value of the identified assets acquired. These allocations represent the fair values determined by an independent appraisal. The allocation has resulted in acquired goodwill of $94,895,000 which is being amortized on a straight line basis over a five year period. The Company is in the process of finalzing the purchase accounting related to the CA acquisition and expects any adjustments to be finalized by the end of the fouth quarter of 2000. The Company has also allocated $3,700,000 to the assembled work force, $8,000,000 to the customer base, and $17,750,000 to purchased technology and technological know-how aquired from CA as determined by the independent appraisal, which are being amortized on a straight line basis over a three year period.

(g)  LONG-LIVED ASSETS

     In accordance with the provisions of SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company evaluates the realizability of its long-lived assets periodically based on projected future cash flows. As of September 30, 2000 the Company's long-lived assets consisted of technology and the related distribution rights acquired from third parties, goodwill and other intangible assets from acquisitions, and fixed assets. The Company has determined that no material adjustment to the carrying value of its long lived assets was required as of September 30, 2000.

(h)  RECLASSIFICATION

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

OVERVIEW

BUSINESS OVERVIEW

     Exchange Applications, Inc. and its subsidiaries (the "Company"), doing business as Xchange Inc., provides eCustomer Relationship Management (eCRM) solutions that help companies earn a greater share of their customers' business through relevant, personalized customer communications. Xchange provides an open-platform eCRM software and services solution that is designed to help clients customize offers based on profile information, synchronize offers across multiple customer channels in real-time and track the responses. This solution is designed to provide companies with opportunities to improve their acquisition and retention of customers and to increase customer relationship profitability. Xchange's eCRM solutions are licensed for use at approximately 250 client sites in 33 countries, as well as five of the six leading U.S. marketing service bureaus.

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

     Through June 30, 2000 the Company had experienced significant quarterly revenue growth. However, due to a number of factors, including poor sales execution and the impact of contract accounting on certain of the transactions signed late in the third quarter, the Company realized a decline in quarterly revenue of 36% from the second quarter of 2000 to the third quarter of 2000. There can be no assurance that we will be able to achieve or sustain growth in the future, and our past performance should not be relied upon. Many of the Company's latest generation of products, released in the second and third quarter 2000, have a high dependancy on services for delivery of the solution. The Company has concluded that the implementation services are essential to the customer's use of the packaged software products in certain arrangements where the Company is responsible for implementation services and therefore will be accounting for those contracts under the contract accounting method as the services are performed. Variability in the delivery cycle of product implementation services, combined with the Company's lengthy and variable sales cycle may make predictability of license revenue more difficult. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly in new and rapidly evolving markets. There can be no assurance that the Company will be successful in addressing such risks and difficulties or that it will be able to achieve or sustain increasing revenues.

                                  RISK FACTORS

     Statements in this report concerning the future results of operations, financial condition and business of the Company are "forward-looking" statements as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934. Investors are cautioned that information contained in these forward-looking statements is inherently uncertain, and that actual performance and results may differ materially due to numerous risk factors, including but not limited to the following: LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT; RECENT TRANSACTIONS, INCLUDING ACQUISITIONS OF KNOWLEDGE STREAM PARTNERS AND CUSTOMER ANALYTICS AS WELL AS TRANSACTIONS WITH MICROSTRATEGY INCORPORATED WILL RESULT IN SHORT TERM LOSSES; WE MAY RUN OUT OF MONEY IF WE INCUR CONTINUING LOSSES AND WE ARE NOT ABLE TO RAISE ADDITIONAL CAPITAL; QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND INVESTORS SHOULD NOT RELY ON THEM TO PREDICT OUR FUTURE PERFORMANCE; OUR BUSINESS MAY SUFFER IF OUR SOLUTIONS ARE NOT ACCEPTED BY NEW CUSTOMERS; IF WE DO NOT SUCCESFULLY INTEGRATE ACQUIRED TECHNOLOGY INTO OUR PRODUCT OFFERING, OUR BUSINESS MAY SUFFER; THE LOSS OF ONE OF OUR LARGEST CUSTOMERS COULD CAUSE OUR REVENUES TO DROP QUICKLY AND UNEXPECTEDLY; WE NEED TO MANAGE OUR GROWTH EFFECTIVELY OR WE MAY NOT SUCCEED; IF WE LOSE OUR KEY PERSONNEL, OR FAIL TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, OUR BUSINESS AND GROWTH MAY SUFFER; OUR BUSINESS WILL NOT GROW IF WE DO NOT KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES; OUR STOCK PRICE OR OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO EFFICIENTLY INTEGRATE ACQUISITIONS; OUR OPERATING LOSSES MAY HARM OUR STOCK PRICE; COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR BUSINESS; IF WE DO NOT SUCCESSFULLY MAINTAIN OUR RELATIONSHIPS WITH INDIRECT DISTRIBUTION

CHANNELS, OUR SALES COULD DECLINE OR COULD GROW MORE SLOWLY THAN EXPECTED; WE HAVE A LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND OTHERS COULD INFRINGE ON OR MISAPPROPRIATE OUR PROPRIETARY RIGHTS; IF WE DO NOT SUCCESSFULLY GROW AND MANAGE OUR INTERNATIONAL OPERATIONS, OUR BUSINESS WILL SUFFER; CURRENCY FLUCTUATIONS AND GENERAL ECONOMIC CONDITIONS IN OUR FOREIGN MARKETS MAY IMPACT OUR CUSTOMERS' SPENDING AND THE VALUE OF MONEY OWED TO US; OUR FOUNDERS, OFFICERS AND PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL CONTROL OVER OUR VOTING STOCK AND HAVE THE ABILITY TO MAKE DECISIONS THAT COULD ADVERSELY AFFECT OUR STOCK PRICE; WE MAY BE SUBJECT TO FUTURE PRODUCT LIABILITY CLAIMS; OUR COMMON STOCK PRICE IS LIKELY TO BE VOLATILE AND COULD DROP UNEXPECTEDLY; WE HAVE ADOPTED ANTI-TAKEOVER PROVISIONS THAT COULD AFFECT THE MARKET PRICE OF OUR COMMON STOCK OR OUR ABILITY TO SELL OUR BUSINESS. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1999 as well as its Form S-3/A filed with the SEC on November 2, 2000, contain additional information concerning such risk factors.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." This interpretation clarifies the application of Opinion No. 25, among others issued, (a) the definition of employees for the purpose of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously issued stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The interpretation was effective as of July 1, 2000 and the effects of applying the Interpretation are recognized on a prospective basis. The adoption of the Interpretation did not have a material impact on the Company's financial condition or results of operations.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

     Revenues

     The Company's total revenues increased 58% from $29.9 million in the nine months ended September 30, 1999 to $47.3 million for the nine months ended September 30, 2000. This increase in total revenues can be attributed to a number of factors, including:

     o an increase in the Company's sales force from 25 direct sales representatives at September 30, 1999 to 39 at September 30, 2000;
     o an increase in international revenues from the Company's subsidiaries in the United Kingdom and Australia; and
     o an increase in services and maintenance revenues from the Company's growing customer base
     o an expansion in both the number of indirect sales channels, as well as an increase in revenues generated through those channels
     o incremental revenues as a result of products and service offerings obtained through acquisition; and
     o incremental revenues from the delivery of product and services acquired through transactions accounted for under the purchase accounting method and therefore not included in the comparable period last year.

     Software license fee revenues increased 65.5% from $17.9 million, or 59.7% of total revenues, in the nine months ended September 30, 1999 to $29.6 million, or 62.5% of total revenues, in the nine months ended September 30, 2000. The increase in software license fee revenues was primarily due to increased market awareness of the Xchange Dialogue product family, including both the Company's original Xchange Dialogue product as well as the email messaging module added in the second half of 1999. In addition the Company realized incremental revenues in 2000 from the release of two new products, Xchange Real Time and the analytical reporting module of the Xchange Dialogue suite, as well as revenues associated with the Xchange EnAct product acquired in June 2000.

     Services and maintenance revenues increased 47.0% from $12.1 million, or 40.3% of total revenues, for the nine months ended September 30, 1999 to $17.7 million, or 37.5% of total revenues, for the nine months ended

September 30, 2000. The growth of services and maintenance revenues was directly attibutable to additional service engagements and maintenance fees from the Company's increased base of customers. The decrease in services and maintenance revenues as a percentage of total revenues was primarily attributable to the increased software license fee revenues resulting from the market acceptance of the Company's suite of products.

     With the introduction of the second generation of Xchange Dialogue products in the three month period ended September 30, 2000, as well as the Xchange EnAct and Xchange Real Time products in the second quarter of 2000, the Company anticipates that a significant number of its software license transactions will be accounted for under the contract accounting method going forward. The adoption of contract accounting, combined with an increased dependancy on services in the delivery of the Company's software solutions will result in a shift in the mix of software and services going forward.

     For the nine months ended September 30, 2000, the Company's top five customers accounted for 29.7% of total revenues as compared to 34.8% of total revenues for the nine months ended September 30, 1999. Only one of the top five customers during the nine months ended September 30, 2000 was a top five customer during the nine months ended September 30, 1999. The largest customer during the nine months ended September 30, 2000 represented 12.5% of total revenues, while the largest customer for the nine months ended September 30, 1999 represented 12.0% of the Company's total revenues.

     Revenues from customers outside North America were $15.0 million for the nine months ended September 30, 2000, representing approximately 32% of total revenues, as compared to $9.5 million, or 32% of total revenues, for the comparable period in the prior year.

     COST OF REVENUES

     The Company's cost of revenues consists of costs associated with software license fees and costs associated with services and maintenance. Total cost of revenues as a percentage of total revenues increased from 24.7% in the nine months ended September 30, 1999 to 29.4% in the nine months ended September 30, 2000 largely as a result of the decrease in the higher margin software license fee revenue in the three months ended September 30, 2000.

     Cost of software license fees consists primarily of royalty payments made to third parties for licensed intellectual property included in the Xchange Dialogue and Xchange Real Time products, and costs associated with software packaging and distribution. Cost of software license fees increased from $232,000, or 0.8% of total revenues for the nine months ended September 30, 1999 to $526,000, or 1.1% of total revenues for the nine months ended September 30, 2000. Cost of software license fees as a percentage of software license fee revenues increased from 1.3% to 1.8% for the nine months ended September 30, 1999 and 2000, respectively. The increase in cost of software license fees for the nine months ended September 30, 2000 over September 30, 1999 primarily resulted from increased shipments of Xchange Dialogue software and, therefore, the associated royalty expense payable to third parties and costs associated with software packaging and distribution. In addition, the Company incurred incremental royalty obligations associated with the shipment of Xchange Real Time in the second quarter of 2000 as well as third party royalties associated with the second generation of the analytical module of the Dialogue product, shipped in the third quarter of 2000. The Company has added additional components to its software products offering through strategic partnerships with third party suppliers. As the Company realizes software revenue from these additional components we expect cost of revenues to increase both in absolute dollars and as a percentage of total revenues.

     The Company's cost of services and maintenance consists primarily of personnel, facility and system costs incurred in providing professional consulting services, training, and customer support services. As a result of the decrease in software license fee revenues recognized in the third quarter 2000, cost of services and maintenance revenues as a percentage of total revenues increased from 24.0% for the nine months ended September 30, 1999 to 28.3% for the nine months ended September 30, 2000. Cost of services and maintenance as a percentage of services and maintenance revenues was 59.4% and 75.5% for the nine months ended September 30, 1999 and 2000, respectively. The increase was attributable primarily to the decrease in revenues from services engagements resulting from the poor software sales execution. The Company anticipates its software sales execution to improve in the fourth quarter and into 2001, however there can be no guarantee of that occuring. In addition, as a result of the increased dependancy on implementation services in the delivery of the Company's software solutions, the Company currently anticipates the relationship of software and services revenue to move towards a higher services component in new business transactions entered in the future. Due to these facts, as well as the increased contribution from higher margin maintenance revenues, the Company anticipates cost of services and maintenance to decrease as a percentage of both total revenues and services and maintenance revenue.

     Overall gross margin decreased from 75.3% for the Nine months ended September 30, 1999 to 70.6% for the nine months ended September 30, 2000 due primarily to the decrease in software contribution to the revenue mix in the third quarter 2000.

     OPERATING EXPENSES

     SALES AND MARKETING. The Company's sales and marketing expenses consist primarily of salaries for sales and marketing personnel, commissions, travel and promotional expenses. For the nine months ended September 30, 1999 and 2000, sales and marketing expenses were 34.9% and 39.0% of total revenues, or $10.5 million and $18.5 million, respectively. The increase in absolute dollars is primarily attributable to an increase in sales and marketing personnel from 54 at September 30, 1999 to 117 at September 30, 2000, as well as increased spending on certain promotional activities including trade shows, seminars, and the development of collateral materials designed to increase awareness of the Company and it products. The investment in the sales and marketing personnel and activities has contributed to the expansion of the customer installation base to over 250 locations in 33 countries. As the Company expands its business into new vertical markets and continues the expansion internationally into Europe and the Asia/Pacific region, the Company expects to continue to invest resources into the sales and marketing arena. The Company realized a decrease in total revenue from the second to third quarter 2000. In order to achieve the revenue growth targets in the future we will not be decreasing the absolute dollars spent in the sales and marketing arena, but instead anticipate an increase in total spending for the foreseeable future. This fact, combined with the anticipated lower revenue as compared to prior periods, will result in sales and marketing expenses to be higher as a percentage of total revenue as compared to levels prior to June 30, 2000

     RESEARCH AND DEVELOPMENT. The Company's research and development expenses consist primarily of employee salary and benefits, consultant costs, and equipment and purchased software depreciation costs associated with new product development, enhancement of existing products and quality assurance activities. For the nine months ended September 30, 1999 and 2000, research and development expenses were 22.8% and 28.9% of total revenues, or $6.8 million and $13.7 million, respectively. This increase in absolute dollars was primarily a result of the increase in research and development personnel, including contractors, from 102 at September 30, 1999 to 142 at September 30, 2000. The Company anticipates that research and development expenses will continue to increase in absolute dollars. In addition, as a result of the anticipated lower revenue as compared to prior years, the Company expects research and development to increase as a percentage of total revenues as it continues to commit substantial resources to enhancing existing product functionality and to developing new products.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of:

     o   salaries and related costs;

     o   outside professional fees; and

     o equipment and software depreciation costs associated with our finance, legal, human resources, information systems, and administrative functions.

     General and administrative expenses increased from $3.4 million, or 11.4% of total revenues, for the nine months ended September 30, 1999 to $10.5 million, or 22.2% of total revenues, for the nine months ended September

30, 2000. Expenses increased in absolute dollars as a result of an increase in the number of employees in its finance, information systems, and human resource departments from 33 at September 30, 1999 to 70 at September 30, 2000. In addition, the Company incurred approximately $2.8M of one time charges associated with the write-off of specific bad debts, the increase in the bad debt and sales return allowance, and compensation expense associated with tax exposures on international stock option exercises. Going forward, the Company expects general and administrative expenses to continue to grow in absolute dollars as a result of the following factors:

     o   the implementation of additional management information systems;

     o   the continuation of the Company's domestic and international expansion;
         and

     o the costs to support the expected increase in operating headcount across the organization.

     In addition, as a result of the anticipated lower revenue as compared to prior years, the Company expects general and administrative costs to increase as a percentage of total revenue.

INTEREST INCOME (EXPENSE), NET

     Net interest income increased from $917,000 for the nine months ended September 30, 1999 to $1,017,000 for the nine months ended September 30, 2000 primarily as a result of interest earned on proceeds from the Company's second public offering completed in June 1999. The Company realized $160,000 of interest expense in the nine months ended September 30, 2000 as compared to zero in the same period last year. The interest expense was primarily related to notes payable to certain former shareholders of Customer Analytics. The Company anticipates that interest income, net of interest expense, will be lower in the future as a result of the decline in revenues an operating profit excluding amortization of goodwill and the Microstrategy investment.

PROVISION FOR INCOME TAXES.

     No provision for foreign, federal, or state income taxes was recorded for the nine months ended September 30, 2000 because the Company incurred a net loss during the Nine month period. For the nine months ended September 30, 1999 the Company recorded a provision for income taxes of $657,000 or 48.0% of income before income taxes. The Company had been using an effective tax rate of 37% of income before income taxes prior to the GBI acquisition in August 1999, which was accounted for as a pooling. Prior to its acquisition, GBI was structured as a sub-chapter S corporation and, as such, the tax benefit of losses incurred through August 20, 1999 reverted to that company's principals. Therefore, the historical effective tax rate after incorporating the GBI statement of operations is significantly higher than the 37% provided for by the Company through the period.

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

     REVENUES

     The Company's total revenues increased 11.6% from $11.2 million in the three months ended September 30, 1999 to $12.5 million for the three months ended September 30, 2000. This increase in total revenues can be attributed to revenues associated with product and services offerings obtained through acquisition, an increase in services revenues generated from email hosting services and maintenance fees offset by a decrease in software license fees as a result of poor software sales execution and the impact of contract accounting on revenue recognized from transactions signed late in the third quarter of 2000.

     Software license fee revenues decreased 12.6% from $6.8 million, or 60.7% of total revenues, in the three months ended September 30, 1999 to $5.9 million, or 47.6% of total revenues, in the three months ended September 30, 2000. The decrease in software license fee revenues was due to a combination of poor sales execution as well as the impact of contract accounting on revenue recognized from transactions signed late in the third quarter of 2000.

     Services and maintenance revenues increased 48.8% from $4.4 million or 39.3% of total revenues, in the three months ended September 30, 1999 to $6.5 million, or 52.4% of total revenues, in the three months ended September 30, 2000. The growth of services and maintenance revenues was directly attributable to additional email hosting revenues and maintenance fees from the Company's increased base of customers. The increase in services and maintenance revenues as a percentage of total revenues was primarily attributable to the decrease in software license fee revenues as a percentage of total revenue in the quarter.

     For the three months ended September 30, 2000, the Company's top five customers accounted for 37.9% of total revenues as compared to 44.2% of total revenues for the three months ended September 30, 1999. None of the top five customers during the three months ended September 30, 2000 was a top five customers during the three months ended September 30, 1999. The largest customer during the three months ended September 30, 2000 represented 13.0% of total revenues, while the largest customer for the three months ended September 30, 1999 represented 20.9% of the Company's total revenues. No other customer represented 10% or more of revenue in either period.

     Revenues from customers outside North America were $7.0 million for the three months ended September 30, 2000, representing approximately 56% of total revenues as compared to $3.2 million or approximately 28% of total revenues for the comparable period in the prior year.

     COST OF REVENUES

     Total cost of revenues as a percentage of total revenues increased from 24.9% in the three months ended September 30, 1999 to 48.5% in the three months ended September 30, 2000.

     Cost of software license fees consists primarily of royalty payments made to third parties for licensed intellectual property included in the Xchange Dialogue and Xchange Real Time products, and costs associated with software packaging and distribution. Cost of software license fees increased from $68,000, or 0.6% of total revenues, for the three months ended September 30, 1999 to $164,000, or 1.3% of total revenues for the three months ended on September 30, 2000. Cost of software license fees as a percentage of software license fee revenues increased from 1.0% to 2.8% for the three months ended September 30, 1999 and 2000, respectively. The increase in cost of software license fees for the three months ended September 30, 2000 over September 30, 1999 resulted from increased shipments of Xchange Dialogue as well as the shipment as well as third party royalties associated with the second generation of the analytical module of the Dialogue product, shipped in the third quarter of 2000.

     The Company's cost of services and maintenance consists primarily of personnel, facility and system costs incurred in providing professional consulting services, training, hosted software services for the Xchange Dialogue product suite, and customer support services. As a result of the decreased software license fee revenues, cost of services and maintenance revenues as a percentage of total revenues increased from 24.3% for the three months ended September 30, 1999 to 47.2% for the three months ended September 30, 2000. Cost of services and maintenance as a percentage of services and maintenance revenues was 61.8% and 90.0% for the three months ended September 30, 1999 and 2000, respectively. The increase was attributable primarily to decrease in services engagements, and the related revenues, resulting from the poor software sales execution. The Company anticipates that improved sales execution will result in an increase in services engagements and therefore an increase in services revenues and a decrease in the cost of services and maintenance as a percentage of services and maintenance revenue.

     Overall gross margin decreased from 75.1% for the three months ended September 30, 1999 to 51.5% for the three months ended September 30, 2000 due primarily to decreased software license fee revenues.

     OPERATING EXPENSES

     SALES AND MARKETING. The Company's sales and marketing expenses consist primarily of salaries for sales and marketing personnel, commissions, travel and promotional expenses. For the three months ended September 30, 1999 and 2000, sales and marketing expenses were 33.2% and 59.4% of total revenues, or $3.7 million and $7.4 million, respectively. The increase in absolute dollars is primarily attributable to an increase in sales and marketing personnel from 54 at September 30, 1999 to 117 at September 30, 2000, as well as increased spending on certain promotional activities including trade shows, seminars, and the development of collateral materials designed to increase awareness of the Company and its eCRM solution set. The increase in sales and marketing as a percentage of revenue is primarily a result of the decrease in software license fee revenue over the same period last year.

     RESEARCH AND DEVELOPMENT. The Company's research and development expenses consist primarily of employee salary and benefits, consultant costs, and equipment and purchased software depreciation costs associated with new product development, enhancement of existing products and quality assurance activities. For the three months ended September 30, 1999 and 2000, research and development expenses were 23.7% and 47.1% of total revenues, or $2.6 million and $5.9 million, respectively. This increase in absolute dollars was primarily a result of an increase in the number of research and development personnel, including contractors, from 102 at September 30, 1999 to 142 at September 30, 2000. The increase in research and development as a percentage of revenue is primarily a result of the decrease in software license fee revenue over the same period last year.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $1.3 million, or 11.3% of total revenues, for the three months ended September 30, 1999 to $6.4million, or 50.9% of total revenues, for the three months ended September 30, 2000. The increase in absolute dollars was the result of an increase in the number of general and administrative personnel in the finance, information systems, and human resource departments from 33 at September 30, 1999 to 70 at September 30, 2000. In addition, the Company incurred approximately $2.8M of one time charges associated with the write-off of specific bad debts and compensation expense associated with tax exposures on international stock option exercises. The increase in general and adminstrative expenses as a percentage of revenue is primarily a result of the decrease in software license fee revenue over the same period last year.

INTEREST INCOME (EXPENSE), NET

     Net interest income decreased from $452,000 for the three months ended September 30, 1999 to $169,000 for the three months ended September 30, 2000 primarily as a result of the use of cash and investments to fund the operations of the Company as well as the use of cash related to the acquisitions of Knowledge Stream Partners and Customer Analytics. Interest expense of $554,000 and $160,000 for the three months ended September 30, 2000 related to the MicroStrategy obligation and the Company's notes payable and capital lease obligations, respectively.

PROVISION FOR INCOME TAXES.

     No provision for foreign, federal, or state income taxes was recorded for the three months ended September 30, 1999 and 2000, respectively because the Company incurred a net loss during the three month period. The Company had been using an effective tax rate of 37% of income before income taxes prior to the GBI acquisition in August 1999, which was accounted for as a pooling. Prior to its acquisition, GBI was structured as a sub-chapter S corporation and, as such, the tax benefit of losses incurred through August 20, 1999 reverted to that company's principals. Therefore, the historical effective tax rate after incorporating the GBI statement of operations is significantly higher than the 37% provided for by the Company through the period.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000 the Company had $7.9 million in cash and short-term investments and an additional $1.0 million of long-term investments. The Company assumed $5.0 million in notes payable to certain former shareholders of Customer Analytics as part of the merger completed in the second quarter of 2000. The notes bear interest at a rate of 5% per annum, and have payments of $2,875,000 plus accrued interest due December 31, 2000 and $2,125,000 plus accrued interest due June 1,2002. The Company is currently in the process of seeking an expansion of its credit facility as well as additional equity financing to meet these obligations as well as its general corporate operating cash requirements. There can be no assurance that the Company will be succesful in either of these financing alternatives. If we are not succesful in obtaining additional financing, the Company may be at risk of running out of money as early as March 31, 2001.

     Cash and cash equivalents as of September 30, 2000 decreased $8.7 million from December 31, 1999. Net cash used in operations of approximately $14.6 million resulted primarily from a loss of $4.7 million excluding amortization expense and other non-cash charges and the decrease in deferred revenue.

     Net cash used in investing activities of $2.4 million for the nine months ended September 30, 2000 was a result of property and equipment purchases related to the increase in headcount, expansion and integration of the Company's operating sites, and the acquisition of computer hardware and software for development and internal operating systems. In addition, the Company used $4.4 million of cash to fund acquisition liabilities arising from the KSP and Customer Analytics acquisitions and $8.6 million of cash to fund the purchase of technology and the related distribution rights from third parties for use in the Company's Dialogue solution set. These uses of cash were offset by the proceeds from the maturity of short term and long term investments. Net cash provided by financing activities of $8.4 million consisted of $5.5 million in proceeds from the exercise of common stock options during the nine months ended September 30, 2000, $272,000 in proceeds from the issuance of common stock under the Company's Employee Stock Purchase Plan and $3.0 million in proceeds from capital leases entered into during the nine months ended September 30, 2000.

     The Company currently has sales offices in the United Kingdom, Japan, and Australia, in addition to the United States. The Company's revenues from international operations have been denominated in foreign currencies which historically have been stable in relation to U.S. dollars. As a result, the gain or loss from foreign currency transactions has not been material to its operating results. As of September 30, 2000, the material assets and liabilities denominated in foreign currencies include accounts receivable, accounts payable and cash and cash equivalents. Due to the stability of the foreign economies where these assets and liabilities are denominated, the Company has not adopted a policy of hedging foreign currency risks. While it is anticipated that foreign transactions will continue to be denominated in local currencies, the Company expects to use hedging instruments to offset potential currency exposures arising as its international operations expand into less stable economic environments.

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

     INTEREST RATE SENSITIVITY. The Company maintains a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency treasury bills and notes with an average maturity of less then twelve months. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2000, the fair value of the portfolio would decline by an immaterial amount.

     FOREIGN CURRENCY EXCHANGE RISK. With sales and services offices in the United States, United Kingdom and Australia, and a global customer base, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically the Company's primary exposure has been nondollar-denominated operating expenses and sales by its United Kingdom subsidiary. The introduction of the Euro as a common currency for members of the European Monetary Union, of which the United Kingdom is not a member, occurred in January 1999. To date, we have not noticed any material impact from the introduction of the Euro. In addition, as the Company expands its sales and service presence in the Asia/Pacific region in 2000, its exposure to foreign currency exchange rate risks from the more volatile economies of this region will increase. The Company is prepared to hedge against fluctuations in the British Sterling, Euro, or other foreign currency if the exposure becomes material. As of September 30, 2000 the Company's material nondollar-denominated assets and liabilities primarily consisted of cash, accounts receivable, and accounts payable denominated in British Sterling and Australian dollars.

    PART II  -  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS  ON FORM 8-K.

 (a)     Exhibits

         27 -- Financial Data Schedule

 (b)     Reports on Form 8-K

         As a result of the acquisition of Customer Analytics Holdings, Inc. on June 30, 2000, the Company filed a report on Form 8-K on September 1, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Exchange Applications, Inc.
                                    (Registrant)

Dated:  November 11, 2000

                                    By: /s/ JOHN G. O'BRIEN
                                        ---------------------------------------
                                       John G. O'Brien
                                       Vice President, Chief Financial Officer,
                                       Treasurer, Secretary
                                      (authorized officer and principal finance
                                       and accounting officer)