Form 10-K
period 2000-12-31
EXCHANGE APPLICATIONS INC
filed 2001-04-18
CIK 1065857

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                   FORM 10-K
                              --------------------

         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 2000

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to ______

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

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates as of April 13, 2001 was $52,415,243.
================================================================================

       As of April 11, 2001, there were 33,133,057 shares of the registrant's Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

       The information required under Part III of this Annual Report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on June 25, 2001, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

       Exchange Applications, Inc., now doing business as Xchange, Inc. ("Xchange" or the "Company"), helps companies focus their resources on customers who represent the best long-term profitability. Xchange's solutions are positioned to help companies realize their goal of increased profitability by instilling a profit-focused discipline in the organization, coordinating all touch points and creating a personalized dialogue with the most valuable customers. These solutions have been licensed for use at approximately 275 client sites worldwide, including Citigroup, DaimlerChrysler and Vodafone.

       Xchange offers a suite of Customer Relationship Management ("CRM") software and services, known collectively as the Xchange 7 solution, that are designed for Global 2000 and mid-sized companies spanning several vertical markets, including financial services, telecommunications, retail, insurance, utilities, travel and hospitality, automotive and others. Its clients are primarily business-to-consumer marketers who need to communicate with customers and prospects via both online and offline channels.

       Xchange 7 consists of the following components:

       - XCHANGE ANALYTICS: Xchange's unique vertical-specific analytics software that provides the critical customer and profit analyses required to conduct intelligent, economics-based marketing, sales and service campaigns and then measure the results.

       - XCHANGE CAMPAIGN: Xchange's award-winning campaign management software, that enables companies to plan, create and execute highly targeted, cross-channel marketing campaigns.

       - XCHANGE EMESSAGING: eMessaging software that helps firms quickly and easily plan, create and execute personalized, opt-in email that can be sent in HTML or text format.

       - XCHANGE ENACT: Xchange's frontline marketing automation software that helps local marketers tap central customer information and apply it to local campaigns, and feed local market intelligence back into central marketing for future targeting.

       - XCHANGE REAL TIME: Real-time decisioning software that helps companies serve up offers on the fly in response to inbound customer and prospect inquiries.

       The first four components can be purchased as a package called Xchange Dialogue, or clients can mix and match components according to their unique business requirements. Most components can be purchased as standalone software, or hosted in an Application Service Provider ("ASP") environment.

       Xchange defines its market space as Strategic CRM, as opposed to Operational CRM. Strategic CRM solutions act as the brains behind a company's overall CRM initiative, by providing the customer intelligence required to segment customers, planning contact strategies, queueing up the most appropriate offers for each customer at each interaction, and measuring the results across all channels. Operational CRM software, on the other hand, is more transactional and less intelligent in nature. Examples of Operational CRM applications are sales-force automation and call center software (also known as "front-office applications"). Xchange's Strategic CRM software integrates with front-office applications and makes them "smarter"; it is not designed to replace them.

BACKGROUND

A number of industry trends are driving the adoption of CRM solutions. Among them are:

    o Companies' need to not only acquire, retain and expand customer relationships, but also to drive more profitability from their customer base;
    o A growing realization among companies that the customer IS the profit center;
    o The growing complexity of companies' customer communication channels, due to new channels such as the Web, email and wireless devices; and
    o Increasing demand to quantify the return on investment ("ROI") of marketing investments.

       Several best practices for CRM have emerged that, according to industry research organizations, help increase a company's chances for success with CRM. Xchange has embodied these best practices in its Xchange 7 solution.

    - Analytics are an essential part of the planning process as well as the results-measurement process.
    - Companies must gain a cross-channel view of customers, and in turn provide customers with a single view of their company by coordinating messages across all channels.
    - Real-time marketing will become an imperative in 2001, in order to provide customers and prospects with instantly rendered, personalized offers based on up-to-the-second customer profiles. This includes both real time rules and real time data.
    - Companies who want to maximize customer income streams can't ignore manned channels such as branches and retail stores.
    -   Opt-in principals are a necessity when it comes to email marketing.

EVOLUTION OF CRM

       Over the past several years, the CRM industry has evolved considerably. This evolution can be viewed in three distinct phases:

       DATABASE MARKETING: These solutions are characterized by single-channel, outbound customer communications (usually mail or telephone) that are targeted according to simple demographic data such as zip code. Target segments tend to be very large since precise targeting is not possible. Measurement of campaign success, if performed at all, is generally limited to simple metrics such as response rates. In its simplest form, Database Marketing enables businesses to target their messages to certain segments of recipients, but does not allow for multi-level segmentation, a high degree of personalization, or complex analytics. Because traditional Database Marketing campaigns requiring the involvement of Information Systems personnel, as well as marketers, are typically sent to large audiences, most businesses are limited to performing small quantities of campaigns per year.

       BEHAVIOR-BASED MARKETING: These solutions enable businesses to target marketing messages based on a customer's or prospect's historical behavior. Though Behavior-Based Marketing is also limited to outbound channels, it can often accommodate multiple channels within a campaign, allowing companies to, for instance, send the same offer by either telephone or mail. Because Behavior-Based Marketing helps companies perform more precise targeting, campaigns tend to be smaller than Database Marketing campaigns, and companies can thus execute them more often. However, Behavior-Based Marketing solutions have drawbacks. First, they perform historical analysis, but not prospective analysis. Second, the applications required for Behavior-Based Marketing tend to be complex and slow, and thus not well suited for Internet communications.

       STRATEGIC CRM: Xchange refers to the latest phase of evolution as Strategic CRM, distinguished from Database Marketing and Behavior-Based Marketing in four important ways. First, Strategic CRM solutions are designed to provide businesses with an integrated, single view of customers across all channels, both inbound (i.e., Web marketing and sales) and outbound (i.e., Web service and support). Second, these solutions incorporate sophisticated analytical capabilities that enable businesses to make educated guesses about what customers or prospects are likely to want or need in the future. Third, they provide real-time synchronization of information among customer channels, so that Internet communications can be integrated with an organization's offline marketing. Fourth, because CRM solutions are designed to provide a 360-degree view of customers, they can enable more sophisticated analysis and metrics, including return-on-investment analysis.

THE CRM OPPORTUNITY

       Xchange's own research has shown that many companies are disillusioned about CRM technology, having spent millions of dollars on hardware and software and received little in the way of measurable ROI. Xchange believes that several shortcomings have led to this disappointment.

    - So-called "end-to-end" CRM suites tend to offer very light capabilities in areas such as analytics and marketing campaign management, crucial to identifying profitable or potentially profitable customers and optimizing customer marketing investments.
    - Integration among vendors remains poor, causing each customer touch point to interact with customers in isolation.
    - Companies aren't able to track results, measure the effectiveness of their efforts, and learn from past campaigns.

       As a result of these three factors, Xchange believes that most companies are not able to provide customers with a consistent experience across channels, which in turn has a negative impact on the profits companies earn from customer relationships.

       Xchange 7, which has the ability to integrate with CRM solutions from other leading vendors, solves these problems by:

    - Creating vertical-specific analyses that identify profitable and potentially profitable customer groups;
    - Providing personalized offers to each channel so that inbound customer inquiries are responded to with the very best, most relevant offer based on up-to-the-second customer profiles;
    - Providing a profit-focused methodology for frontline personnel to use in delivering central campaigns;
    - Driving consistent customer communications out across all customer channels, including the Web, email, call centers, branches and retail locations and the field sales force;
    - Synchronizing front-office applications and legacy applications to share customer information in real-time, so that customers receive a consistent and personalized experience regardless of the channel; and
    - Enabling companies to measure the results of their efforts with vertical-specific, Web-based reports that contain critical statistics such as profitability-by-channel, cross-sell success rates, profit-per-customer and attrition rate trends.

       Thus, Xchange's strategy is not to replace companies' existing CRM infrastructures, but rather to provide software and services that leverage a company's previous CRM investments, and help companies realize the ROI they'd expected from CRM initiatives.

       Xchange believes that CRM software and solutions represent a significant opportunity across many industries. Businesses are adopting these technologies at different rates based on their access to customer information, their level of database marketing sophistication, and the marginal economic impact of changes in the behavior of their customers and the degree of competitiveness within their industry. Xchange believes that the demand for these technologies will grow rapidly as additional industries increasingly recognize CRM as a competitive requirement. Significant opportunities exist for solutions that enable businesses to transition from Database Marketing to Behavior-Based Marketing and then to enterprise-wide Strategic CRM environments. These transitions require highly automated software and services solutions that integrate people, processes and technology across the enterprise to insure adherence to a common customer management methodology.

       Aberdeen Group research indicates that investments in CRM applications software, systems integration services, and hardware and networking platforms exceeded $10 billion in 2000. Aberdeen Group projects that those investments will exceed $22 billion by 2003. Further, a survey conducted by AMR Research in February 2001 revealed that 87 percent of respondents plan to either sustain or increase spending on sales growth and customer management initiatives.

STRATEGY

       Xchange's objective is to be the leading provider of Strategic CRM software and solutions globally. Xchange's strategy for achieving this objective includes:

       POSITION ITS SOLUTIONS NOT AS A REPLACEMENT FOR COMPANIES' EXISTING CRM INFRASTRUCTURES, BUT RATHER AS A WAY TO LEVERAGE THEIR PREVIOUS CRM INVESTMENTS IN ORDER TO ACHIEVE THE ROI THEY'D EXPECTED FROM THE TECHNOLOGY. In an era where companies are scrutinizing their technology investments and insisting on measurable ROI, Xchange believes this strategy will prove to be a successful platform from which Xchange can build demand for its products and services. Several clients, including Allstate Insurance, have recently stated that the reason they chose Xchange for CRM is that Xchange will help them get more value out of their other CRM investments.

       CONTINUING TO FOCUS ON ITS CORE STRENGTHS IN MARKETING AUTOMATION - A CATEGORY IN WHICH XCHANGE WAS DECLARED THE INDUSTRY LEADER BY A WELL-KNOWN IT RESEARCH ORGANIZATION IN 1999 AND 2000. In the first quarter of 2001, Xchange shipped a new Web-based version of its core Xchange Campaign software. New features include a personal home page for users and wizards that make campaign creation and execution easier. Xchange continues to win awards and analyst accolades for its core marketing automation software including, most recently, the Crossroads A-List Award for the third year in a row.

       FOCUSING ON MARKET DEVELOPMENT FOR ITS THREE EMERGING CRM SOLUTIONS:
XCHANGE REAL TIME, XCHANGE ENACT AND ASP SERVICES. During 2000, Xchange made a significant investment in the areas of marketing and product marketing in order to ensure that its emerging solutions are developed and brought to market with a focus on customer needs and with an appropriate level of market awareness.

       FURTHER INTEGRATE THE INDIVIDUAL COMPONENTS OF ITS CRM SOLUTION. Xchange continues development efforts that will provide users of multiple components with a more seamless experience. One example is tighter integration between Xchange Analytics and Xchange Campaign, which helps clients take immediate action on the insights gleaned from analysis of their customer and prospect bases.

       EXPANDING ITS VERTICAL MARKET FOCUS. Historically, Xchange's primary verticals have been financial services, telecommunications and retail. During 2000, the Company introduced the first in a series of vertical-specific solutions. Throughout 2001, it plans to release additional vertical-specific solutions for the insurance, automotive, and travel and hospitality markets

       INCREASE DIRECT SALES GLOBALLY. Xchange currently maintains and is expanding its direct sales forces in North America, Europe and Asia/Pacific. Xchange plans to expand further in Europe and the Pacific Rim, with particular attention on territories or industries experiencing trends commensurate with the adoption of Xchange's solution, such as industry deregulation.

PRODUCTS AND SERVICES

       Five products comprise the Xchange 7 solution. They can be purchased separately or in combination, and share a common, Web-based interface that provides users with a seamless experience as they move from one application to another. Four of the products are encompassed in a suite called Xchange Dialogue(TM); the fifth is Xchange Real Time(TM).

       XCHANGE DIALOGUE

       Xchange Dialogue manages, delivers and measures on-line and off-line campaigns, centrally and locally, helping marketers to leverage all of a business' CRM assets in maximizing the effectiveness of marketing investments. Xchange Dialogue addresses Xchange's traditional market: Global 2000 and mid-sized companies' marketing, frontline sales management and customer service departments who want the ability to plan, create and execute highly targeted marketing campaigns, and then measure the results. The suite is grounded in economics, and in Xchange's Customer Value Management(TM) philosophy: that companies should invest in customer relationships based on the expected return. The products in this suite feed customer intelligence to front-office applications, hence increasing the effectiveness of each customer touch point. Xchange Dialogue is comprised of the following products, which can be mixed and matched according to a firm's specific needs:
- XCHANGE ANALYTICS: Xchange's unique vertical-specific analytics software that provides the critical customer and profit analyses required to conduct intelligent, economics-based marketing, sales and service campaigns and then measure the results. Xchange currently offers analytics and packaged datamarts for the banking, telecommunications and retail industries along with a generic package that can be applied to any vertical. In 2001, Xchange plans to deliver analytics for the insurance, brokerage, travel/hospitality, utility and automotive industries.
- XCHANGE CAMPAIGN: Xchange's award-winning campaign management software that helps companies plan, create and execute highly targeted, cross-channel marketing campaigns.
- XCHANGE EMESSAGING: eMessaging software that helps firms quickly and easily plan, create and execute personalized, opt-in email that can be sent in HTML or text format. In 2000, Xchange eMessaging was used to deliver more than 800 million personalized eMessages. XCHANGE ENACT: A frontline marketing automation software that helps local marketers tap central customer information and apply it to local campaigns, and feed local market intelligence back into central marketing for future targeting. Xchange EnAct incorporates software, methodologies and training to bring a profit-focused discipline to frontline employees. Utilizing these methodologies and software tools, customers of Xchange EnAct have reported increased profitability measures of 10 to 25 percent over internal control groups.

XCHANGE REAL TIME

         Xchange Real Time, designed as the next step for clients who have Xchange Dialogue or for companies who aren't Xchange clients but want to get more value from their existing CRM investments, enables the real-time exchange of customer information among front-office applications and the customer data warehouse. Xchange's approach to real-time decisioning is based on a unique message broker architecture that helps eliminate costly point-to-point connections in favor of one central clearinghouse for enterprise information flow. Based on the concept of a "context server," Xchange Real Time is licensed for use at two major banks, and provides the crucial link that helps bring a company's overall CRM effort together.

         Benefits of Xchange Real Time include:
- The ability to link up and leverage existing CRM applications, legacy applications and even home-grown software via Enterprise Application Integration ("EAI") technology; and
- More relevant and timely offers for customers, thanks to a rules/recommendation engine that serves up offers dynamically based on up-to-the-second customer profiles.

       According to recent analyst reports, real-time decisioning and customer data synchronization capabilities are fast becoming a requirement for CRM. In an October 2000 report entitled "Customer Context Servers," Forrester Research wrote "As firms deploy new customer touchpoints, integration lags and business goals suffer. A new type of software - context servers -- will centralize customer knowledge, enabling firms to interact seamlessly across channels." An October 2000 META Group research note entitled "Real-Time Marketing: Beyond Campaign Management" recommends that "When selecting a vendor, organizations must check the vendor's ability to deliver support for future real-time marketing. This is because, by 2002/03, marketing automation vendors not providing multi-state/channel, real-time marketing technology will disappear."

XCHANGE SOLUTION SERVICES

       Xchange Solution Services help companies ensure the successful deployment of their CRM initiatives and help them plot long-term strategies to reach a full CRM solution.

       Xchange and its systems-integration partners help companies prepare, install, and optimize Xchange CRM products for optimal effectiveness. Xchange services and support specialists include: project managers, systems-integration experts, strategic process and CRM consultants, technical consultants, and eMarketing Consultants, who are assigned to specific clients, serving as their business partner.

PRODUCT DEVELOPMENT

       Xchange originally introduced VALEX, the basis for the current Xchange Campaign software, in July 1996 and has subsequently made a number of product revisions and enhancements, the latest being a Web-based version that became available in the first quarter of 2001. Xchange eMessaging was introduced by the Company in August 1999 as part of the acquisition of Gino Borland Inc. Xchange Real Time was introduced in November 1999, and Xchange Analytics was announced in January 2000. Xchange EnAct was introduced when Xchange acquired Customer Analytics in June 2000. Xchange's ongoing product development efforts are focused on the continued expansion of the features, functionality, and integration of the Xchange 7 CRM solution outlined earlier in this Form 10-K. In addition, Xchange is continuously reevaluating the needs of customers and marketplace trends to identify new products for development. Our research and development expenses were approximately $6.7 million, $9.8 million, and $19.0 million in 1998, 1999 and 2000, respectively.

SALES AND MARKETING

       Xchange markets its software and services through its direct sales force of 38 quota-carrying sales representatives and indirectly through re-sellers and co-marketers. As of December 31, 2000, Xchange had sales offices in Boston, Dallas, Denver, Seattle, London, Johannesburg, Sydney and Tokyo. Xchange's sales force consists of teams made up of sales executives, managers and pre-sale engineers organized by geographic territory.

       Xchange currently has re-seller relationships with Acxiom, Cap Gemini Ernst & Young, Compaq, Epsilon, Experian, IBM, Hewlett Packard, Harte-Hanks, Fair Isaacs, MicroStrategy and others, which grants these companies the right to re-market its software and utilize Xchange's marketing materials. In addition, Xchange has co-marketing arrangements with companies such as PricewaterhouseCoopers to generate leads and participate in sales efforts. None of the agreements governing the re-seller or co-marketing relationships with these organizations includes any commitments on the part of these organizations to effect any minimum number of sales of the Xchange's software, or to otherwise provide Xchange with business. No assurances can be given that any revenue will be realized by Xchange from any of these relationships.

CLIENTS

       Xchange focuses on selling its CRM solutions to leading businesses in targeted vertical industries; primarily financial services, telecommunications, retail, insurance, utilities, travel and hospitality and automotive. As of December 31, 2000, Xchange's products and services were licensed for use at approximately 275 client sites in 33 countries.

=================== ========================== ============== ================
FINANCIAL SERVICES  TELECOMMUNICATIONS         RETAIL         OTHER
=================== ========================== ============== ================
Allstate Insurance  BC Tel                     Staples        DaimlerChrysler
=================== ========================== ============== ================
Citigroup           Sprint                     Circuit City   Microsoft
=================== ========================== ============== ================
Wells Fargo         Verizon Directories Corp.  Marks&Spencer  Nestle USA
=================== ========================== ============== ================

       In 1998, one client, Acxiom, accounted for more than 10% of Xchange's revenues. In 1999, two clients, Acxiom and MicroStrategy, accounted for more than 10% of Xchange's revenues. In 2000, one customer, Microstrategy, accounted for more than 10% of Xchange's revenues. Acxiom is a re-seller of Xchange's products and services, and revenues from Acxiom were comprised of sales to multiple end user businesses. Xchange entered into a reseller arrangement with MicroStrategy in December 1999 whereby Xchange recognized $4.5 and $3.5 million in 1999 and 2000, respectively, of software license fees for the resale of the Xchange eMessaging product to affiliates of MicroStrategy's Strategy.com service.

COMPETITION

       The market for CRM and related services is highly competitive. There can be no assurance that Xchange will maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources. Xchange's products and services are targeted at the emerging market for CRM solutions. The Company's competitors are diverse in their orientation and history. Xchange's current and potential competitors fall into the following categories: campaign management vendors such as Chordiant Software (as a result of their acquisition of Prime Response in February 2001), and Recognition Systems, analytical applications vendors such as E.piphany, and front-office and application providers such as Siebel Systems. Xchange also essentially competes with companies' internal information technology departments that attempt to build their own systems.

       The principal competitive factors that favor the Company include: domain expertise and intellectual property in CRM; reputation of the Company and its employees and products; the number of installed customers using components of the Xchange 7 solution; the cross-channel capabilities of its solutions; open and flexible architecture; strong marketing automation, email marketing and campaign management functionality; international presence; its strong real-time decisioning capabilities; and speed and ease of implementation and use of its solutions. However, there can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors -- Competition could reduce our market share and harm our business".

PROPRIETARY RIGHTS AND LICENSES

        The Company relies primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary rights. In addition, the Company generally licenses it products to end users in object code (machine readable) format, and the Company's license agreements generally allow the use of its products solely by the customer for internal purposes without the right to sublicense or transfer Company's products. However, certain customers have required the Company to maintain a source code escrow account with a third-party software escrow agent, and a failure by the Company to perform its obligations under the related license and maintenance agreements or the insolvency of the Company could conceivably cause the release of the Company's source code to such customers for certain limited purposes. The Company believes that the foregoing measures afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing 10 unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy is a viable risk. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. Furthermore, there can be no assurance that the Company's competitors will not independently develop technology similar to that of the Company. The Company may increasingly be subject to claims of intellectual property as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Although the Company is not aware that any of its products infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, might not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition. See "Risk Factors -- Intellectual Property Rights; Use of Licensed Technology".

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

EMPLOYEES

        As of December 31, 2000, the Company had 467 full-time employees, including 143 primarily engaged in research and development and 102 in sales and marketing. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees is represented by collective bargaining units and the Company, to date, has not experienced a work stoppage. The Company believes that its employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below is certain information concerning the directors and executive officers of Company.

NAME                       AGE    POSITION(S)
----                       ---    -----------
Andrew J. Frawley.......   37     Chairman of the Board, President, Chief
                                    Executive Officer and Director
George Abatjoglou.......   30     Chief Financial Officer, Treasurer and
                                    Secretary
F. Daniel Haley.........   44     Chief Strategy Officer
Michael D. McGonagle....   47     Chief Technology Officer
Robin Green.............   41     Executive Vice President, ASP Solutions
                                    Business Unit
N. Wayne Townsend.......   37     Senior Vice President, Solutions
Anthony G. Heywood......   46     Senior Vice President, International
Phil Adams..............   43     Senior Vice President, Marketing
Steve Shander...........   41     Senior Vice President, America Sales
Kris Zaepfel............   37     Senior Vice President, Human Resources
David Rubinstein........   40     Senior Vice President, Alliances and Client
                                    Services

       Mr. Frawley founded the Company in November 1994 and has served as its Chief Executive Officer since its incorporation in November 1996. Mr. Frawley was elected Chairman of the Board of Directors of the Company in January 1998. From July 1993 until founding the Company, Mr. Frawley served as a principal of Grant & Partners Limited Partnership, a management consulting company. Mr. Frawley holds a B.S. in accounting from the University of Maine and an M.B.A. from Babson College. Mr. Frawley has more than 15 years of experience in the high technology industry.

       Mr. Abatjoglou joined the Company in May 1998 as Corporate Controller and was promoted to Senior Vice President of Finance in January 2000 and Chief Financial Officer in January 2001. From December 1995 through April 1998 Mr. Abatjoglou was Treasurer and Controller of HPR Inc., a healthcare information technology company. Mr. Abatjoglou is a C.P.A. and holds a B.S. in accounting from Miami University in Oxford, Ohio. Mr. Abatjoglou has more than eight years experience in the high technology industry.

       Mr. Haley joined the Company in November 1998 as Vice President, Growth and Emerging Markets and was promoted to Chief Strategy Officer in January 2000. From October 1997 until joining the Company, Mr. Haley was the President and Chief Executive Officer of FDH Associates Consulting Group Inc., a private consulting firm. From February 1995 to October 1997, Mr. Haley was the President and Chief Executive Officer of Precise Software Ltd., a computer software company. Mr. Haley holds a B.S. in Industrial Relations from the University of Massachusetts and an M.B.A. from the University of Denver. Mr. Haley has more than 20 years of experience in the high technology industry.

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

       Mr. Green joined the Company in January 2000 as Senior Vice President, Global Services. He was promoted to Executive Vice President, ASP Solutions Business Unit in November 2000. From April 1999 through January 2000, Mr. Green served as Vice President of Sales and Marketing at MessageMedia Incorporated, an emessaging solutions company. From July 1995 through April 1999 Mr. Green served in a variety of management and executive positions with Oracle Corporation culminating in Vice President of Global Systems Integrator Alliances. Mr. Green holds a B.A. in Business Administration from Belmont University in Nashville. Mr. Green has more than 15 years of experience in the high technology industry.

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

       Mr. Heywood joined the Company in January 2000 as Senior Vice President, International. From June 1997 until December 1999, Mr. Heywood served as Executive Vice President of Europe, Middle East and Africa for Open Text, a web-based knowledge management and infrastructure software and services firm. From October 1991 until May 1995 Mr. Heywood was Vice President of Europe for Locus Computing, an open systems consulting and technology firm, and subsequently became VP Europe/World-wide acquisitions for Platinum Technology, an enterprise systems management tools and services company, following Platinum's acquisition of Locus. Mr. Heywood holds a BSc Honours degree in Computer Science from Newcastle University. Mr. Heywood has more than 20 years of experience in the high technology industry.

       Mr. Adams joined the Company in July 2000 as Senior Vice President of Marketing. From April 1998 until July 2000, he was employed by Pegasystems, a customer relationship management software developer, in a variety of capacities, including as Senior Vice President of Marketing and Product Management, Vice President of Marketing and Director of New Market Solutions. From November 1996 through March 1998, Mr. Adams was Vice President of Marketing at Corporate Software & Technology, a reseller of software and consulting services. From April 1996 until October 1996, he was Vice President of Marketing and Sales for Rowe Communications, an eCommerce company. From February 1994 until April 1996, Mr. Adams was Vice President Marketing and Telesales for PC Connection, a direct mail and web reseller of computer hardware and software. Mr. Adams holds an MS in Management from MIT's Sloan School of Management and a BA in Economics from Williams College. Mr. Adams has more than 10 years of experience in the high technology industry.

        Mr. Shander joined the Company in October 2000 as Senior Vice President of Americas Sales. From September 1999 until July 2000, he was Vice President Sales and Support for Apogee Networks, Inc., a company that delivers business-focused content and network billing solutions for some of the worlds largest service providers. From October 1997 until September 1999, Mr. Shander was Vice President and Business Unit Manager for PeopleSoft, a developer of a complete suite of enterprise solutions for a variety of business needs. From January 1996 until September 1997, he was Mid-Atlantic Area Sales Director for Hyperion Software, one of the world's largest financial software application companies.

       Ms. Zaepfel joined the Company in January 1998 and is currently Senior Vice President Human Resources. From March 1997 until January 1998, she was Director, Staffing and Employee Relations at HPR, Inc., a healthcare information technology company. From May 1987 until February 1997, Ms. Zaepfel was employed by the Boston Company, Inc. (Mellon Bank Corporation) in various capacities, the most recent of which were as Assistant Vice President and Manager, Employment and Corporate Diversity. Ms. Zaepfel holds a certificate in Human Resources Management from Bentley College in Waltham, MA, and a B.A. in Psychology from Allegheny College in Meadville, PA.

       Mr. Rubinstein joined the Company in March 2001. From October 1999 through February 2001, he was employed by Convergent Group, a firm that focuses on business transformation and digital strategy to the utility and local government sectors, where he was most recently Executive Vice President of Global Operations. From October 1998 through October 1999, Mr. Rubinstein was Vice President Customer Relationship Management for Cambridge Technology Partners. Prior to October 1998, he had been a Managing Director at BSG Alliance/IT since August 1995. Mr. Rubinstein holds a B.S. in Management with Computer Science from Worcester Polytechnic Institute in Worcester, MA. Mr. Rubinstein has more than 10 years experience in the high technology industry.

HISTORICAL BACKGROUND OF THE COMPANY

       Xchange commenced operations in 1994 and was incorporated in Delaware on November 7, 1996. Prior to November 15, 1996, Xchange operated as a division of two entities, Grant & Partners, Inc. ("GPI") and Grant & Partners Limited Partnership ("GPLP"). GPI was incorporated in June 1993 and was primarily engaged in providing management consulting services. In November 1994, GPI segregated its operations into two business segments: a management consulting practice and a software applications development practice and designated management and financial resources to the development of VALEX. On March 28, 1995, GPI entered into a limited partnership agreement with Cyrk, Inc. ("Cyrk") to form GPLP to provide marketing and customer management services for companies in a wide range of industries including retailing, transportation, banking and manufacturing. GPI, as the general partner of GPLP, contributed all of its assets and liabilities to GPLP for a 50% limited partnership interest. Cyrk purchased the remaining 50% limited partnership interest in GPLP. GPLP operated as two separate divisions: (i) the Exchange Applications division, which focused on marketing program design and execution, customer database construction and software application development; and (ii) the Exchange Partners division, which focused on providing a variety of management consulting services for marketing organizations.

       On November 15, 1996, Xchange and GPLP entered into an assignment and assumption agreement whereby GPLP sold the Exchange Applications division to Xchange in exchange for 2,300,000 shares of preferred stock of Xchange. In addition, Xchange issued 4,968,750 shares of common stock to certain employees. The Preferred Stock held by GPLP contained voting rights equal to two votes for each share of common stock into which the preferred stock would convert. As a result, GPLP held approximately 70% of the voting rights of Xchange.

       On August 20, 1999, Xchange acquired eXstatic Software, Inc. (formerly known as Gino Borland, Inc.), a Washington corporation ("eXstatic"). eXstatic develops and markets software solutions that enable businesses to plan, create and execute highly personalized, permission-based email communications based on customer profiles. Xchange exchanged 1,214,568 shares of common stock for all the outstanding shares of the common stock of eXstatic, and exchanged options to purchase 277,842 shares of Xchange common stock for all the outstanding options of eXstatic. This merger has been accounted for as a pooling of interests, and accordingly the historical results of operations have been restated to reflect the results of eXstatic on a combined basis.

       On March 31, 2000, Xchange acquired Knowledge Stream Partners, Inc., a Delaware corporation ("KSP"), in a transaction accounted for under the purchase method. KSP specializes in consulting and software development for advanced data mining and online/offline analytics. Xchange exchanged 821,776 shares of its common stock for all the outstanding shares of common stock of KSP. In addition, Xchange assumed all of the outstanding employee stock options of KSP, which converted into options to acquire 134,851 shares of Xchange common stock.

       In June 2000, Xchange acquired Customer Analytics, Inc., a Delaware corporation ("CA"), in a transaction accounted for under the purchase method. CA develops and markets campaign management solutions focused on creating, executing, analyzing and measuring customer communications at the local or branch level. Xchange exchanged 4,461,684 shares of its common stock for all the outstanding shares of common stock of CA; 761,602 of these shares issued were placed into escrow as security for indemnification obligations pursuant to the merger agreement. In addition, Xchange assumed all of the outstanding employee stock options of CA which converted into options to acquire 714,785 shares of Xchange common stock.

       The consolidated financial statements prior to November 15, 1996 represent the financial results of the Exchange Applications division as included in the consolidated financial statements of GPI from January 1, 1995 to March 27, 1995 and of GPLP from March 28, 1995 to November 14, 1996.

       Unless the context otherwise requires, references herein to the "Company" refer to Exchange Applications, Inc., a Delaware corporation, and its wholly owned subsidiaries: Exchange Applications, Ltd. was incorporated in July 1997 in the United Kingdom and Exchange Applications, Pty. was incorporated in April 1998 in Sydney, Australia. Exchange Applications Securities Corporation, a Massachusetts corporation, was incorporated in December 1998.

ITEM 2.  PROPERTIES

       Xchange's primary offices are located in approximately 70,300 square feet in Boston, Massachusetts pursuant to an extended lease expiring in May 31, 2004. Xchange also leases space for its sales offices in Dallas, Denver, Seattle, London, Sydney, Johannesburg, and Tokyo.

ITEM 3.  LEGAL PROCEEDINGS

       From time to time, Xchange is involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Annual Report on Form 10-K, Xchange is not a party to any legal proceedings which, if decided adversely to Xchange, in management's opinion would have a material adverse effect on the Company's results of operations or financial position.

       Xchange and certain of its current or former officers have been named defendants in two securities class action lawsuits filed on behalf of a purported class of purchasers of the Company's common stock during the period July 24, 2000 through September 29, 2000. The complaints allege that Xchange made false or misleading statements that inflated the Company's common stock price during the class period. The relief sought is damages on behalf of the class. The complaints were filed in the United States District Court for the District of Massachusetts. Xchange believes that the allegations are without merit and the Company intends to defend the litigation vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MARKET FOR COMMON STOCK

       Xchange's Common Stock trades on the Nasdaq National Market under the symbol EXAP. The high and low sales prices for Xchange's common stock for the eight quarterly periods ended December 31, 2000 was as follows, as adjusted for a 2 for 1 stock split on March 17, 2000:


               FISCAL 2000                 LOW SALES PRICE   HIGH SALES PRICE
----------------------------------------   ---------------   ----------------
4th quarter ending December 31, 2000       $  1.03           $  6.06
----------------------------------------   ---------------   ----------------
3rd quarter ending September 30, 2000      $  3.64           $ 40.63
----------------------------------------   ---------------   ----------------
2nd quarter ending June 30, 2000           $ 10.25           $ 56.13
----------------------------------------   ---------------   ----------------
1st quarter ending March 31, 2000          $ 24.38           $ 74.75
----------------------------------------   ---------------   ----------------

               FISCAL 1999                 LOW SALES PRICE   HIGH SALES PRICE
----------------------------------------   ---------------   ----------------
4th quarter ending December 31, 1999       $ 12.59           $ 32.13
----------------------------------------   ---------------   ----------------
3rd quarter ending September 30, 1999      $ 11.25           $ 19.81
----------------------------------------   ---------------   ----------------
2nd quarter ending June 30, 1999           $  7.31           $ 20.88
----------------------------------------   ---------------   ----------------
1st quarter ending March 31, 1999          $  5.50           $ 12.75
----------------------------------------   ---------------   ----------------


     HOLDERS OF RECORD

       As of December 31, 2000 there were 331 holders of record of the Xchange's common stock.


     DIVIDENDS

       Xchange has never declared or paid any cash dividends on its capital stock. Future dividends, if any, will be determined by the Board of Directors.

       On January 28, 2000 Xchange's Board of Directors approved a 2 for 1 stock split, to be effected in the form of a stock dividend. On February 29, 2000, Xchange's shareholders approved an increase in the authorized shares of $.001 par value common stock to 150,000,000 shares giving Xchange enough authorized shares to effect the stock dividend. Accordingly, Xchange paid the stock dividend on March 17, 2000 to all shareholders of record on March 3, 2000. All share and per share amounts in this Form 10-K have been adjusted to reflect the stock split.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

       The following historical selected consolidated financial data of Xchange is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. The selected consolidated financial data set forth below as of December 31, 1999 and 2000 and for each of the years ended December 31, 1998 ,1999, and 2000 are derived from the audited financial statements of Xchange, which are included in
Item 8 of this Annual Report on Form 10-K. The selected consolidated financial data as of December 31, 1996, 1997 and 1998 and for the years ended December 31, 1996, and 1997 are derived from the audited consolidated financial statements of the Company, which are not included in this Annual Report on Form 10-K. The data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report on Form 10-K.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                    -----------------------
                                                               1996(1)        1997          1998           1999           2000
                                                           ------------   ------------   ------------   ------------   ------------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Software license fees..................................  $      1,500   $      5,765   $     14,357   $     26,344   $     38,070
  Services and maintenance...............................         4,643          7,490         11,817         16,957         23,506
                                                           ------------   ------------   ------------   ------------   ------------
        Total revenues...................................         6,143         13,255         26,174         43,301         61,576
Cost of revenues:
  Software license fees..................................           890          1,707            185            438            776
  Services and maintenance...............................         3,283          5,277          7,023         10,255         18,475
                                                           ------------   ------------   ------------   ------------   ------------
        Total cost of revenues...........................         4,173          6,984          7,208         10,693         19,251
                                                           ------------   ------------   ------------   ------------   ------------
Gross profit.............................................         1,970          6,271         18,966         32,608         42,325
Operating expenses:
  Sales and marketing....................................         1,007          3,614          9,864         14,555         27,840
  Research and development...............................         1,325          2,846          6,717          9,829         18,959
 General and administrative..............................         1,018          2,394          3,372          4,948         14,114
  Cost of Acquisition....................................           --             --             --           1,388            --
   Amortization of goodwill and other intangibles........           --             --             --             --          22,331
    Amortization of Microstrategy investment.............           --             --             --             --          19,822
    Impairment of goodwill...............................           --             --             --             --          76,604
                                                           ------------   ------------   ------------   ------------   ------------
        Total operating expenses.........................         3,350          8,854         19,953         30,720        179,670
Income (loss) from operations............................        (1,380)        (2,583)          (987)         1,888       (137,345)
Interest Income (expense):
 Interest income.........................................          (195)            24            104          1,430          1,109
 Interest expense from capital leases and notes payables            --             --             --             --            (443)
 Interest expense from discount on Microstrategy
   Incorporated obligation                                          --             --             --             --          (2,301)
                                                           ------------   ------------   ------------   ------------   ------------
      Total Interest Income (expense), net                         (195)            24            104          1,430         (1,635)
Income (loss) before provision for income taxes..........        (1,575)        (2,559)          (883)         3,318       (138,980)
Provision for income taxes...............................           --             --             111          2,220              9
                                                           ------------   ------------   ------------   ------------   ------------
Net income (loss)........................................        (1,575)       (2,559)           (994)         1,098       (138,989)
Accretion of discount and dividends on preferred stock...           --            (684)          (180)           --             --
                                                           ------------   ------------   ------------   ------------   ------------
Net income (loss) applicable to common stockholders......  $     (1,575)  $     (3,243)  $     (1,174)  $      1,098   $   (138,989
                                                           ============   ============   ============   ============   ============
Basic net income (loss) per share applicable to common
  stockholders (4).......................................  $      (1.12)  $      (0.47)  $      (0.13)  $       0.05   $      (4.84)
                                                           ============   ============   ============   ============   ============
Basic weighted average common shares outstanding (2)(4)..         1,410          6,940          8,725         22,115         28,713
                                                           ============   ============   ============   ============   ============
Diluted net income (loss) per share applicable to
  common stockholders....................................  $      (1.12)  $      (0.47)  $      (0.13)  $       0.04   $      (4.84)
                                                           ============   ============   ============   ============   ============
Diluted weighted average common shares outstanding(2)....         1,410          6,940          8,725         26,433         28,713
                                                           ============   ============   ============   ============   ============
Pro forma basic and diluted net loss per share(2)(3)(4)..                 $      (0.22)  $      (0.06)
                                                                          ============   ============
Pro forma basic and diluted weighted average common
  shares outstanding(2)(3)(4)............................                       11,882         16,284
                                                                          ============   ============

                                                                                      AS OF DECEMBER 31,
                                                                                      ------------------
                                                                1996           1997          1998           1999           2000
                                                           ------------   ------------   ------------   ------------   ------------
                                                                                        (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, and marketable securities........  $        376   $      5,306   $     20,671   $     29,107   $      8,617
Working capital (deficit)................................          (848)         5,047         21,485         15,669        (23,608)
Total assets.............................................         4,201         11,475         31,986        115,065        162,307
Long-term debt, net of current portion...................         2,268            237            145         16,653          3,055
Redeemable preferred stock...............................           --           7,088            --             --             --
Stockholders' equity (deficit)...........................        (1,290)          (683)        24,201         70,712        105,787
----------

----------------
(1) The consolidated statement of operations data for the year ended December 31, 1996 includes the operations of Xchange on a carve-out basis prior to November 15, 1996. During this period, Xchange operated as a separate and substantially independent division of Grant & Partners, Inc. and Grant & Partners Limited Partnership, and focused on developing VALEX and providing integration and consulting services. See "Historical Background of the Company" and Note 1 of Notes to Consolidated Financial Statements.

(2) On January 28, 2000 Xchange's Board of Directors approved a 2 for 1 stock split in the form of a stock dividend. The dividend was paid on March 17, 2000 to all shareholders of record on March 3, 2000. Accordingly, all share and per share amounts have been adjusted to reflect the stock split.

(3) Gives effect, as of the issuance date, to the reclassification of Series A Preferred Stock to $3,269,000 of additional paid-in capital, the conversion of all outstanding shares of the Series B Convertible Preferred Stock, at a redemption value of $4,000,000, into 2,555,556 shares of Common Stock, and the conversion of all outstanding shares of Series C Convertible Preferred Stock, at $.001 par value per share, into 1,223,954 shares of Common Stock that occurred upon the closing of Xchange's initial public stock offering on December 14, 1998.

(4) Computed on the basis described in Note 2(b) of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. XCHANGE'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

       Exchange Applications, Inc. and its subsidiaries (the "Company"), doing business as Xchange Inc., provides Customer Relationship Management (CRM) solutions that help companies earn a greater share of their customers' business through relevant, personalized customer communications. The Company provides an open-platform CRM software and services solution that is designed to help clients customize offers based on profile information, synchronize offers across multiple customer channels in real-time and track the responses. This solution is designed to provide companies with opportunities to improve their acquisition and retention of customers and to increase customer relationship profitability. The Company's CRM solutions are licensed for use at approximately 275 client sites in 33 countries, as well as the six leading U.S. marketing service bureaus.

        CORPORATE OVERVIEW

       The Company was incorporated in November 1996. Prior to incorporation, the Company operated as a separate division of two entities, Grant & Partners, Inc. ("GPI") and Grant & Partners Limited Partnership ("GPLP"). The Company's activities during its early stages of operation focused on the development of software solutions to provide customer communications support to businesses. In 1995, the Company began providing professional services in the areas of marketing program design and execution and data warehousing. In March 1997, the Company ceased providing marketing program design services. The Company's development efforts culminated in the introduction to the market in July 1996 of the first module of the Xchange Dialogue product family, the Company's marketing automation software product. Since this initial introduction of Xchange Campaign, the Company has continued to focus significant resources on the development of additional functionality and features of the Xchange Dialogue suite as well as the development and acquisition of additional solutions within the Company's CRM solution set including Xchange Real Time, Xchange EnAct, and the email marketing and analytic modules of the Xchange Dialogue suite. The Company also has continued to expand its marketing activities, build the Xchange identity, develop the competencies of the professional services group, build international sales and distribution channels and develop its general and administrative infrastructure. The Company has shifted its primary business focus from providing services to selling software products. However, the Company believes that continuing to provide superior professional services will be critical to maximizing its opportunities for future revenues.

       In August 1999, the Company acquired eXstatic Software, Inc. (formerly known as Gino Borland, Inc.)("eXstatic") in a transaction accounted for as a pooling of interest. eXstatic develops and markets software products that enable businesses to plan, create and execute highly personalized, permission-based email communications based on customer profiles. In accordance with pooling of interests accounting, the results of operations have been restated to reflect the historical results of eXstatic on an as combined basis. In March 2000, the Company acquired Knowledge Stream Partners, Inc. ("KSP") in a transaction accounted for under the purchase method. KSP specializes in consulting and software development for advanced data mining and online/offline analytics. Most recently, in June 2000, the Company acquired Customer Analytics, Inc. ("CA") in a transaction accounted for under the purchase method. CA develops and markets campaign management solutions focused on creating, executing, analyzing and measuring customer communications at the local or branch level. The Company generates revenue from software licenses, professional service arrangements and software maintenance agreements. The Company recognizes revenue based on the provisions of Statement of Position, (SOP), No. 97-2, SOFTWARE REVENUE RECOGNITION, as amended by SOP No. 98-4 and SOP No. 98-9, and the provisions of SOP No. 81-1, ACCOUNTING FOR PERFORMANCE OF CONSTRUCTION-TYPE AND CERTAIN PRODUCTION-TYPE CONTRACTS.

       Software license fee revenues are generated from licensing the rights to the use of the Company's packaged software products. Services and maintenance revenues are generated from sales of maintenance, consulting, training and hosting services performed for customers that license the Company's products. The Company has concluded that effective with the new generation of Xchange Dialogue products released in the third quarter of 2000, certain of the implementation services related to the Dialogue product suite are essential to the customer's use of the packaged software products. Similarly, the implementation services for the Company's Xchange Real Time and Xchange EnAct products are essential to the customer's use of those packaged software products. For sales of these products where the Company is responsible for implementation, the Company recognizes revenue for these arrangements following the percentage-of-completion method over the implementation period. Percentage of completion is measured by the percentage of implementation hours incurred to date compared to estimated total implementation hours. This method is used because management has determined that past experience has shown expended hours to be the best measure of progress on these engagements. In situations where the Company is not responsible for implementation services, or where the product configuration being delivered does not require the implementation services deemed to be essential to the customer's use of the software, the Company recognizes revenue on delivery of the packaged software if there is persuasive evidence of an arrangement, collection is probable, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fees to all undelivered elements of the arrangement.

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

       Revenue from maintenance services is recognized ratably over the term of the contract, typically one year. Professional services revenue is primarily related to implementation and consulting services performed on a time-and-materials basis under separate service arrangements. Revenues from professional service arrangements are recognized on either a time and materials or percentage-of-completion basis as the services are performed, provided that amounts due from customers are fixed or determinable and deemed collectible by management. In addition, the Company recognizes services revenue for its application hosting service. The revenue is recognized over the service delivery period based on either a pre-determined monthly service fee or a usage based pricing model.

       In certain situations, the Company may enter into transactions with third parties to acquire technology from those entities at the same time that the Company sells its technology to those same third parties. In those instances, the Company applies Accounting Principles Board Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, and Emerging Issues Task Force Issue (EITF) No. 86-29, NONMONETARY TRANSACTIONS: MAGNITUDE OF THE BOOT AND THE EXCEPTIONS TO THE USE OF FAIR VALUE, to such transactions.

       Through June 30, 2000 the Company had experienced significant quarterly revenue growth. However, due to a number of factors, including poor sales execution in the third quarter and the impact of contract accounting on certain of the transactions signed in the third and fourth quarter of 2000, the Company realized a decline in quarterly revenue from the second to the third quarter of 2000, as well as a decline in revenues in the second half of 2000 as compared to the first half of 2000. There can be no assurance that we will be able to achieve or sustain growth in the future, and our past performance should not be relied upon. Many of the Company's latest generation of products, released in the second and third quarter of 2000, have a high dependency on services for delivery of the solution. The Company has concluded that the implementation services are essential to the customer's use of the packaged software products in certain arrangements where the Company is responsible for implementation services and therefore will be accounting for those contracts under the contract accounting method as the services are performed. Variability in the delivery cycle of product implementation services, combined with the Company's lengthy and variable sales cycle may make predictability of license revenue more difficult. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly in new and rapidly evolving markets. There can be no assurance that the Company will be successful in addressing such risks and difficulties or that it will be able to achieve or sustain increasing revenues.


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

       The Company has capitalized the present value of the $65 million payments, which totaled $62.0 million, and is amortizing this amount to operations over the terms of the underlying arrangements, which is approximately 42 months. As a result of the amortization of the costs associated with these transactions with MicroStrategy, the Company does not expect to be profitable for the foreseeable future.

       Conversely, MicroStrategy also agreed to pay to the Company $10 million for the purchase of the following:

   o royalty-free right to distribute in MicroStrategy's Strategy.com ASP environment for 31/2years, the Company's Xchange eMessaging product to named affiliates of MicroStrategy's Strategy.com web service, valued at $8.0 million; and

   o perpetual internal-use and development licenses to use the Company's Xchange Campaign and Xchange eMessaging products, along with the initial year of support and maintenance, valued at a total of $2.0 million.

       MicroStrategy paid the Company the $8.0 million for the Xchange eMessaging product distribution over the 3 1/2 year term as MicroStrategy adds named affiliates to its Strategy.com web service. The Company will record the license fee as MicroStrategy signs up named affiliates and the payments become due. The Company is providing support to MicroStrategy under annual maintenance contracts that are billed when MicroStrategy designates affiliates. Revenues under these maintenance contracts are recognized over the period of service. In December 1999, the Company recorded total revenue of $4.5 million when MicroStrategy designated and paid for 45 named affiliates for the Xchange eMessaging product through the Strategy.com web service. The Company recorded the remaining $3.5 million of revenue under this contract during 2000 when MicroStrategy designated and paid for additional named affiliates to its Strategy.com web service.

       MicroStrategy paid the Company the $2.0 million for the internal-use and development licenses upon the delivery and execution of the license agreements. These products were delivered in January 2000 at which point the product revenue was recognized and the support and maintenance fees were deferred.

RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items from the Company's Consolidated Statements of Operations.

                                                                       YEAR ENDED DECEMBER 31,
                                                               --------------------------------------
                                                                  1998          1999          2000
                                                               ----------    ----------    ----------
Revenues:
     Software license fees..................................         54.9%         60.8%         61.8%
     Services and maintenance...............................         45.1          39.2          38.2
                                                               ----------    ----------    ----------
          Total revenues....................................        100.0         100.0         100.0
  Cost of revenues:
     Software license fees..................................          0.7           1.0           1.3
     Services and maintenance...............................         26.8          23.7          30.0
                                                               ----------    ----------    ----------
          Total cost of revenues............................         27.5          24.7          31.3
                                                               ----------    ----------    ----------
  Gross margin..............................................         72.5          75.3          68.7
  Operating expenses:
     Sales and marketing....................................         37.7          33.6          45.2
     Research and development...............................         25.7          22.7          30.8
     Cost of acquisition....................................          --            3.2           --
     General and administrative.............................         12.9          11.4          22.9
     Amortization of goodwill and other intangibles.........          --            --           37.1
     Amortization of Microstrategy investment...............          --            --           31.3
     Impairment of goodwill.................................          --            --          124.4
                                                               ----------    ----------    ----------
          Total operating expenses..........................         76.3          70.9         291.7
                                                               ----------    ----------    ----------
  Income (loss) from operations.............................         (3.8)          4.4        (223.0)
  Interest income (expense), net............................
     Interest Income........................................          0.6           3.3           1.8
     Interest expense from capital leases and notes payable.        ( 0.2)          --           (0.7)
     Interest expense form discount on Microstrategy
       Incorporated obligation..............................          --            --           (3.7)
                                                               ----------    ----------    ----------
          Total Interest income (expense), net..............          0.4           3.3          (2.6)
  Income (loss) before provision for income.................         (3.4)          7.7        (225.6)
                                                               ----------    ----------    ----------
  Provision for income taxes................................         (0.4)          5.1          (0.0)
                                                               ----------    ----------    ----------
  Net income (loss).........................................         (3.8)%         2.6%       (225.6)%
                                                               ==========    ==========    ==========

YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

REVENUES

       The Company's total revenues increased 65.0% from $26.2 million in 1998 to $43.3 million in 1999. A number of factors contributed to the increase in total revenues in 1999 including additional sales resulting from the expansion of key existing strategic re-seller arrangements as well as the establishment of new re-seller arrangements, the continued increase in the Company's direct sales force, and incremental revenues provided by the eXstatic Software acquisition. The Company's total revenues increased 42.2% from $43.3 million in 1999 to $61.6 million in 2000. The factors contributing to this increase include the continued increase in the Company's direct sales force, an increase in international sales from the Company's subsidiaries in the United Kingdom and Australia, an increase in services and maintenance revenues from the company's growing customer base as well as incremental revenues resulting from product and service offerings obtained through the acquisition of Customer Analytics, Inc. in June 2000, including incremental revenue resulting from transactions accounted for under the contract accounting method that had not been fully delivered as of the acquisition date.

       Software license fees increased 83% from $14.4 million, or 54.9% of total revenue, in 1998 to $26.3 million, or 60.8% of total revenue, in 1999. The increase in software license fee revenues from 1998 to 1999 is attributable to the expansion of the Company's software license revenues from direct sales to customers both inside and outside of North America, as well as an increase in software license fee revenues from strategic re-seller relationships from $4.0 million in 1998 to $11.4 million in 1999. Software license fee revenues from direct sales to customers outside of North America were $4.9 million in 1999 as compared to $3.1 million in 1998. Software license fee revenues from direct sales to customers inside North America were $10 million in 1999 versus $7.2 million in 1998. Software license fees increased 45% from $26.3 million, or 60.8% of total revenue, in 1999 to $38.1 million, or 61.8% of total revenue, in 2000. This increase was due primarily to increased market awareness and acceptance of the Company's original Xchange Campaign product, as well as incremental revenue generated by the addition of three new products to the Xchange 7 product suite. During 2000, the Company added Xchange Analytics, Xchange EnAct, and Xchange Real Time to its Xchange 7 product offering. This expansion of the product offering helped the company realize an increase in repeat business sold to the customer install base from 21% of software license revenues in 1999 to 32% in 2000, as well as an increase in the average selling price for software transactions from $383,000 in 1999 to $486,000 in 2000. In addition in 2000, the Company was successful in the distribution of its eMessaging product to the value-added services providers as a component of their overall managed service offering. This strategy generated approximately $2.2 million in incremental revenue in 2000 versus 1999.

       Services and maintenance revenues increased 44% from $11.8 million, or 45.1% of total revenues, in 1998 to $17.0 million, or 39.2% of total revenues, in 1999. The growth of services and maintenance revenues in 1999 was directly attributable to $2.1 million in additional services engagement revenue and $3.0 million in additional maintenance fee revenues from the Company's increased base of customers. Services and maintenance revenues increased 39% from $17.0 million, or 39.2% of total revenues, in 1999 to $23.5 million, or 38.2% of total revenues, in 2000. The growth of services and maintenance revenues in 2000 was directly attributable to $3.2 million in additional services engagement revenue and $3.3 million in additional maintenance fee revenues from the Company's increased base of customers. The decrease in services and maintenance revenues as a percentage of total revenues was primarily attributable to the increased contribution of software license fee revenues resulting from the market acceptance of the Company's suite of products, including adoption of new technologies brought to market in 2000. As the Company looks to strengthen its relationships with third party software integrators, such as Cap Gemini Ernst & Young, IBM Global Services, and PriceWaterhouseCoopers it is expected that we will see a shift in some of the services work historically performed by the Company to these third party integrators. However, the Company expects to continue the expansion of its service offerings to include newly identified opportunities as well as projects that require unique expertise or familiarity with the Company's CRM solution set. In addition, the Company's second generation Xchange Dialogue product set as well as the Xchange Real Time and Xchange EnAct offerings have a high dependency on professional services for successful deployment. While many of these services will be performed by systems integrators, it is expected that a sufficient amount of domain specific services work will be delivered by the Company such that the overall mix of software and services as a percentage of total revenues should remain the same over the foreseeable future.

       In 1998, the Company's top five customers accounted for 31.1% of total revenues, while the Company's three largest customers accounted for 12.4%, 5.3% and 5.2%, respectively, of total revenues during this same period. In 1999, the Company's top five customers accounted for 37.7% of total revenues, while the Company's three largest customers accounted for 11.3%, 10.4% and 7.2%, respectively, of the Company's total revenues during this same period. In 2000, the Company's top five customers accounted for 26.9% of total revenues, while the Company's three largest customers accounted for 10.2%, 7.0%, and 3.3% of total revenues during this same period. In 1998 and 1999 revenues from the largest customer were comprised of sales through a single re-seller to multiple end-user businesses. In 2000, the Company's largest customer was Microstrategy, Inc. and included $3.5 million of revenue from the designation of additional named affiliates to its Strategy.com web service under the terms of the agreement entered into in December 1999.

COST OF REVENUES

       Total cost of revenues consists of costs associated with software license fees and costs associated with services and maintenance. Total cost of revenues as a percentage of total revenues declined from 27.5% in 1998 to 24.7% in 1999. In 2000, cost of revenues as a percentage of total revenues increased to 31.3% of total revenues. The decrease in cost of revenues as a percentage of total revenues from 1998 to 1999 was primarily attributable to the increased year-over-year contribution of higher-margin software license sales. The increase in cost of revenues as a percentage of total revenue in 2000 resulted from the unexpected decrease in revenue in the second half of 2000 due to poor sales execution in the third quarter and the impact of the shift to contract accounting for software revenue recognition in a number of transactions entered into in the third and fourth quarter of 2000.

       Cost of software license fees in 1998 and 1999 are comprised of royalty payments made to third parties for licensed intellectual property included in the Xchange Campaign product, and costs associated with software packaging and distribution. Cost of software license fees as a percentage of total revenues increased from 0.7% in 1998 to 1.0% in 1999, and 1.3% in 2000. Cost of software license fees as a percentage of software license fee revenues increased from 1.3% in 1998 to 1.7% in 1999 and 2.0% in 2000. The increase in cost of software license fees from 1998 to 1999 resulted from increased shipments of Xchange Campaign software and, therefore, the associated royalty expense payable to third parties and costs associated with software packaging and distribution, as well as an incremental $117,000 in royalty obligations associated with the new Xchange Dialogue for Planning module available in 1999. This increase was partially offset by the fact that the Company's primary royalty obligation in 1998, which was payable on the first $10 million of Xchange Campaign sales, was fully satisfied by the end of the second quarter 1998. The absolute dollar increase in cost of software license fees from 1999 to 2000 resulted from continued increases in the shipment of Xchange Campaign as well as an incremental $199,000 in third party royalties for components of the new Xchange Analytics and Xchange Real Time software products released to customers in 2000. As the Company adds additional components to its software products, the Company may choose to license software from third parties. The cost of such licenses may increase the cost of software license fees in absolute dollars however the Company believes that cost of software license fees will remain the same or decrease slightly as a percentage of software license revenues in the foreseeable future.

       Cost of services and maintenance consists primarily of personnel, facility and system costs incurred in providing professional consulting services, training, hosted software services for the Xchange eMessaging software product, and customer support services. Cost of services and maintenance revenues as a percentage of total revenues was 26.8%, 23.7% and 30.0% in 1998, 1999, and 2000, respectively. The decrease in costs as a percentage of revenue from 1998 to 1999 was a result of the increased contribution of the software license fee revenues during that period. During the first half of 2000 the Company made a conscious decision to invest in the infrastructure and capacity of the services organization in anticipation of the continued increase in software transactions and the related services component. The Company realized an unanticipated slow down in the number of software transactions completed in the third quarter of 2000 as a result of general market conditions as well as poor sales execution. This resulted in a decrease in the number of services engagements and related revenue deliverable in the fourth quarter of 2000. The increase in cost of services and maintenance as a percentage of total revenue in 2000 as compared to 1999 is the result of the decrease in expected services revenues due to poor software sales in the third quarter of 2000. During the fourth quarter of 2000 the Company took corrective actions to reduce the cost of services revenues and the benefit of those actions should be realized beginning in the first quarter of 2001. Cost of services and maintenance as a percentage of services and maintenance revenues was 59.4%, 60.5%, and 78.6% in 1998, 1999 and 2000, respectively. The slight increase in cost of services and maintenance as a percentage of services and maintenance revenue from 1998 to 1999 was primarily a result of increased costs to establish the application service provider facilities necessary to deliver the Xchange eMessaging hosted software business. The increase in cost of services and maintenance revenues as a percentage of services and maintenance revenue from 1999 to 2000 was attributable primarily to the impact of the inefficient mix of services resources as it related to realized software bookings in the third quarter. The Company believes that the cost reduction measures undertaken in the fourth quarter of 2000, as well as the increased contribution from higher margin maintenance revenues will result in cost of services and maintenance decreasing as a percentage of both total revenues and services and maintenance revenue.

       Overall gross margin increased from 72.5% in 1998 to 75.3% in 1999. The increase in overall gross margin from 1998 to 1999 was primarily due to the continued increased contribution of software license fee revenues in 1999 as compared to 1998. Overall gross margin decreased from 75.3% in 1999 to 68.7% primarily as a result of the decrease in license fee revenue contribution to the revenue mix in the third and fourth quarters of 2000.

OPERATING EXPENSES

       SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries for sales and marketing personnel, commissions, travel and promotional expenses. Sales and marketing expenses were, $9.9 million, $14.6 million, and $27.8 million representing 37.7%, 33.6% and 45.2% of total revenues, in 1998, 1999, and 2000, respectively. This increase in expense is primarily attributable to the increase in personnel, promotional activities including trade shows, seminars, and the development of promotional materials designed to increase awareness of the Company and its products. The number of employees in the Company directly involved in the sales and marketing effort has increased from 38 in 1998 to 55 in 1999 and to 102 in 2000. The investment in sales and marketing personnel and activities has contributed to the expansion of the customer installation base to over 275 locations and 33 countries. As the Company expands its business into new vertical markets and continues the expansion internationally into Europe and the Asia/Pacific region, the Company expects to continue to invest resources in the sales and marketing arena. In order to achieve the revenue growth targets in the future we will not be decreasing the absolute dollars spent on sales and marketing , but instead anticipate an increase in total spending for the foreseeable future. This fact, combined with the shift to contract accounting for many of the Company's software transactions, and the resulting slower year over year revenue growth rates as compared to prior periods, will result in sales and marketing expenses being higher as a percentage of total revenue in 2001 as compared to levels in prior years. It is expected that over the longer term sales and marketing expenses as a percentage of total revenue will return to historical levels.

       RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of employee salary and benefits, consultant costs, and equipment and purchased-software depreciation costs associated with new product development, enhancement of existing products and quality assurance activities. Research and development expenses increased from $6.7 million, to $9.8 million and $19.0 million representing 25.7%, 22.7% and 30.8% of total revenues, in 1998, 1999 and 2000, respectively. The increase in absolute dollars reflects the hiring of 25 additional employees in 1999 and 58 additional employees in 2000 and additional investments in the Company's Xchange Dialogue, Xchange EnAct, and Xchange Real Time products. In 1999, with the release of the Xchange eMessaging product as well as continued market acceptance of the Xchange Dialogue family of products, total revenues increased at a faster pace than research and development expenditures, resulting in a decrease in total research and development expense as a percentage of total revenues from 1998 to 1999. In 2000, research and development expense increased as a percentage of total revenue as a result of increased investment in research and development of the Xchange Dialogue product suite, the Xchange Real Time product, and the Xchange EnAct product coupled with a decrease in year over year revenue growth rates in the second half of 2000. As the Company continues to commit substantial resources to enhancing existing product functionality and to developing new products, it is expected that research and development expenditures will remain the same both in absolute dollars and as a percentage of annual revenues.

       GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs, outside professional fees, and equipment and software depreciation costs associated with the finance, legal, human resources, information systems, and administrative functions of the Company. General and administrative expenses were $3.4 million, $4.9 million and $14.1 million representing 12.9%, 11.4% and 22.9% of total revenues, in 1998, 1999, and 2000, respectively. From 1998 to 2000, expenses increased in absolute dollars as the Company's administrative staffing grew from 20 employees in 1998 to 35 employees in 1999 and to 76 in 2000. In 1998 and 1999, general and administrative expenses declined as a percentage of total revenue due primarily to economies of scale. In 2000, general and administrative expenses increased as a percentage of total revenue as a result of the significant expansion of the general and administrative support organization to support the doubling of the employee and customer base between 1999 and 2000, as well as the impact of the decrease in anticipated revenue during the second half of 2000. In addition, the Company recorded approximately $2.8 million of incremental one time charges in 2000 associated with the write-off of specific bad debts, the increase in the bad debt and sales return allowance, and compensation expense associated with tax exposures on international stock option exercises. As compared to the 2000 spending levels, excluding one time charges, the Company expects general and administrative expenses going forward to continue to grow in absolute dollars but at a much slower pace than was realized from 1999 to 2000. This decrease in growth rates will result in a decline in general and administrative costs in 2001 as a percentage of total revenues.

COST OF ACQUISITION

       On August 20, 1999, the Company acquired eXstatic Software, Inc. (formerly known as Gino Borland, Inc.) ("eXstatic"), a company that develops and markets software solutions that enable businesses to plan, create and execute highly personalized, permission-based email communications based on customer profiles. Total costs associated with the acquisition of $1.4 million include approximately $753,000 of non-cash compensation charges associated with stock options, as well as legal and accounting fees incurred by both organizations.

AMORTIZATION EXPENSE

      Amortization expense for the year ended December 31, 2000 was approximately $42,153 consisting of $22,331 of amortization of goodwill and other intangible assets acquired in the acquisitions of KSP in March 2000, and CA in June 2000 and $19,822 of amortization of the MicroStrategy Investment acquired in December 1999.

IMPAIRMENT OF GOODWILL

      During the fourth quarter of 2000, the Company recorded an impairment charge of $76.6 million related to the goodwill recorded in connection with the acquisition of Customer Analytics, Inc ("CA"). See Note 3(c) in the Company's Consolidated Financial Statements.

INTEREST INCOME (EXPENSE), NET

      Net interest income increased from $104,000 in 1998 to $1.4 million in 1999 primarily as a result of interest earned on proceeds from the Company's initial public offering completed in December 1998 and its second public offering completed in June 1999. In 2000, the Company reported net interest expense of $1.6 million which was comprised of $1.1 million in interest income from cash and investments and $2.7 million in interest expense. In 2000, the Company recorded $2.3 million in non-cash interest associated with the amortization of the long-term obligation from the Microstrategy transaction, $195,000 of interest on notes issued in connection with the CA acquisition, as well as $248,000 in interest expense associated with capital leases entered into in 2000 or acquired in connection with the CA acquisition.

PROVISION FOR INCOME TAXES

       The Company recorded a provision for income taxes for the twelve months ended December 31, 1999 of $2.2 million, or 67% of income before taxes. The two primary reasons for the high effective tax rate were the $1.4 million of non-tax-deductible acquisition costs and $405,000 of non-tax-deductible operating losses of eXstatic prior to the August 20, 1999 acquisition date included in the results of operations. Prior to its acquisition, eXstatic was structured as a sub-chapter S corporation and, as such, the tax benefit of losses incurred through August 20, 1999 reverted to eXstatic's principals. Because the acquisition was structured as a non-taxable transaction for the eXstatic shareholders, the Company does not expect to realize any tax benefit from eXstatic losses incurred prior to the acquisition.

       The Company recorded a provision for foreign income taxes in 1998 and 2000 for net operating profits earned by its international subsidiaries. However no provision was recorded for federal or state income taxes as the Company incurred net domestic operating losses in those years. The Company has recorded a full valuation allowance against the deferred tax asset generated as a result of net operating loss carry-forwards in the United States incurred prior to 2000, as the Company currently believes it is more likely than not that these assets will not be realized.

SELECTED QUARTERLY RESULTS OF OPERATIONS

       The following tables present unaudited quarterly consolidated statement of operations data for each quarter in the eight quarters ended December 31, 2000, as well as such data expressed as a percentage of the Company's total revenues for the periods indicated. This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information. The Company believes quarter-to-quarter comparisons of its financial results should not be relied upon as an indication of future performance, and operating results may fluctuate from quarter to quarter in the future.

                                                                              QUARTER ENDED
                                          -------------------------------------------------------------------------------------
                                          MARCH 31,  JUNE 30,   SEPT. 30,  DEC. 31,   MARCH 31,  JUNE 30,   SEPT. 30,   DEC. 31,
                                             1999      1999       1999       1999       2000       2000       2000       2000
                                          --------   --------   --------   --------   --------   --------   --------   --------
                                                                              (IN THOUSANDS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenues:
  Software license fees ................  $  5,008   $  6,051   $  6,793   $  8,492   $ 10,262   $ 13,351   $  5,940   $  8,517
  Services and maintenance .............     3,457      4,207      4,402      4,891      4,900      6,287      6,549      5,770
                                          --------   --------   --------   --------   --------   --------   --------   --------
        Total revenues .................     8,465     10,258     11,195     13,383     15,162     19,638     12,489     14,287
Cost of revenues:
  Software license fees ................       101         63         68        206        141        221        164        250
  Services and maintenance .............     1,960      2,491      2,721      3,083      3,343      4,147      5,896      5,089
                                          --------   --------   --------   --------   --------   --------   --------   --------
        Total cost of revenues .........     2,061      2,554      2,789      3,289      3,484      4,368      6,060      5,339
                                          --------   --------   --------   --------   --------   --------   --------   --------
Gross profit ...........................     6,404      7,704      8,406     10,094     11,678     15,270      6,429      8,948
Operating expenses:
  Sales and marketing ..................     3,195      3,544      3,711      4,103      4,841      6,188      7,424      9,387
  Research and development .............     1,941      2,229      2,648      3,011      3,212      4,576      5,885      5,286
  General and administrative ...........       968      1,177      1,263      1,542      1,945      2,250      6,356      3,563
  Amortization of goodwill and other
    intangibles from acquisitions ......        --         --         --         --         --      3,506      9,288      9,537
  Impairment of goodwill ...............        --         --         --         --         --         --         --     76,604
  Amortization of MicroStrategy non
    current asset ......................        --         --         --         --      4,905      5,105      4,906      4,906
  Cost of acquisition ..................        --         --      1,388         --         --         --         --         --
                                          --------   --------   --------   --------   --------   --------   --------   --------
        Total operating expenses .......     6,104      6,950      9,010      8,656     14,903     21,625     33,859    109,283
                                          --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) from operations ..........       300        754       (604)     1,438     (3,225)    (6,355)   (27,430)  (100,335)
Interest income (expense), net .........       228        237        452        513       (170)      (303)      (545)      (617)
                                          --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) before provision for
  income tax ...........................       528        991       (152)     1,951     (3,395)    (6,658)   (27,975)  (100,952)
                                          --------   --------   --------   --------   --------   --------   --------   --------
Provision for income taxes .............       195        367        457      1,201         --         --         --          9
                                          --------   --------   --------   --------   --------   --------   --------   --------
Net income (loss) ......................  $    333   $    624   $   (609)  $    750   $ (3,395)  $ (6,658)  $(27,975) $(100,952)
                                          ========   ========   ========   ========   ========   ========   ========   ========

                                                                              QUARTER ENDED
                                          -------------------------------------------------------------------------------------
                                          MARCH 31,  JUNE 30,   SEPT. 30,  DEC. 31,   MARCH 31,  JUNE 30,   SEPT. 30,  DEC. 31,
                                            1999       1999       1999       1999       2000       2000       2000       2000
                                          --------   --------   --------   --------   --------   --------   --------   --------
AS A PERCENTAGE OF TOTAL REVENUES:
Revenues:
  Software license fees ................      59.2%      59.0%      60.7%      63.5%      67.7%      68.0%      47.6%      59.6%
  Services and maintenance .............      40.8       41.0       39.3       36.5       32.3       32.0       52.4       40.4
                                          --------   --------   --------   --------   --------   --------   --------   --------
        Total revenues .................     100.0      100.0      100.0      100.0      100.0      100.0      100.0      100.0
Cost of revenues:
  Software license fees ................       1.1        0.6        0.6        1.6        1.0        1.1        1.3        1.8
  Services and maintenance .............      23.2       24.3       24.3       23.0       22.0       21.1       47.2       35.6
                                          --------   --------   --------   --------   --------   --------   --------   --------
        Total cost of revenues .........      24.3       24.9       24.9       24.6       23.0       22.2       48.5       37.4
                                          --------   --------   --------   --------   --------   --------   --------   --------
Gross margin ...........................      75.7       75.1       75.1       75.4       77.0       77.8       51.5       62.6
Operating expenses:
  Sales and marketing ..................      37.8       34.5       33.1       30.7       31.9       31.5       59.4       65.7
  Research and development .............      22.9       21.7       23.7       22.5       21.2       23.3       47.1       37.0
  General and administrative ...........      11.4       11.5       11.3       11.5       12.8       11.4       50.9       24.9
  Amortization of goodwill and other
    intangibles from Acquisitions ......        --         --         --         --         --       17.9       74.4       66.8
  Impairment of goodwill................        --         --         --         --         --         --         --      536.2
  Amortization of MicroStrategy non
    current asset ......................        --         --         --         --       32.4       26.0       39.3       34.3
  Cost of acquisition ..................        --         --       12.4         --         --         --         --         --
                                          --------   --------   --------   --------   --------   --------   --------   --------
        Total operating expenses .......      72.1       67.7       80.5       64.7       98.3      110.1      271.1      764.9
                                          --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) from operations ..........       3.5        7.4       (5.4)      10.7      (21.3)     (32.3)    (219.6)    (702.3)
Interest income (expense), net .........       2.7        2.3        4.0        3.8       (1.1)      (1.5)      (4.4)      (4.3)
                                          --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) before provision
  for income tax .......................       6.2        9.7       (1.4)      14.5      (22.4)     (33.8)    (224.0)    (706.6)
Provision for income taxes .............       2.3        3.6        4.1        8.9         --       (0.1)        --       (0.1)
                                          --------   --------   --------   --------   --------   --------   --------   --------
Net income (loss) ......................       3.9%       6.1%      (5.5)%      5.6%     (22.4)%    (33.9)%   (224.0)%   (706.7)%
                                          ========   ========   ========   ========   ========   ========   ========   ========

       Through June 30, 2000 the Company's revenues had increased in all quarters presented as the Company continued to realize increased market acceptance of the Xchange Campaign product, the continued growth of indirect channel revenues, increase in sales resources, and an increase in international revenues. In the third quarter of 2000, the Company realized a significant decrease in both software license fee revenues as well as total revenues as a result of poor sales execution in the quarters as well as the impact of contract accounting on some of the transactions entered into in the third quarter. While the Company realized an increase in both software license fee revenues and total revenues from the third quarter to the fourth quarter of 2000, there can be no assurance that Xchange will continue to see positive quarter over quarter growth. Cost of revenues on a percentage basis decreased throughout the quarters presented through June 30, 2000 as a result of an increase in software license fees in the Company's revenue mix and the completion of software royalty obligations in the second quarter of 1998. The decrease in both total revenues and software license fee revenues in the second half of 2000 resulted in an increase in cost of revenues on a percentage basis during that same period.

       Operating expenses have increased in each of the quarters presented. Sales and marketing expenses have increased as a result of increased sales and marketing personnel and increased commissions associated with higher revenues. Research and development expenses generally have increased as a result of continued enhancements to the Company's CRM product offerings, including Xchange Campaign, as well as the Xchange Real Time, Xchange Analytics, Xchange EnAct, and Xchange eMessaging software products. General and administrative expenses have increased primarily due to additional personnel, facilities and other infrastructure costs.

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

       As of December 31, 2000, the Company had $8.6 million in cash and cash equivalents. In January 2001, the Company sold 5,325,645 shares of Series A Convertible Preferred Stock at a purchase price of $1.2632 per share resulting in proceeds of $6.7 million, including the conversion of $1.5 million in notes payable (the "Converted Insight Notes") to four funds affiliated with Insight Venture Associates IV, L.L.C. (collectively, "Insight"). The Convertible Insight Notes were originally issued in December 2000.

       On February 20, 2001, the Company issued a 9% Bridge Promissory Note (the "February Note") and a warrant to purchase up to 108,877 shares of the Company's common stock (the "February Warrant") to Insight for an aggregate purchase price of $3.0 million. The February Warrant is exercisable at any time after April 30, 2001 and on or prior to February 15, 2011 at an exercise price of $2.7554 per share.

       On March 28, 2001, the Company issued a 10% Bridge Promissory Note (the "March Note") and a warrant to purchase up to 294,118 shares of the Company's common stock (the "March Warrant") to Insight for an aggregate purchase price of $1.5 million. The March Warrant is exercisable at any time after June 2001 and on or prior to March 28, 2011 at an exercise price of $1.53 per share.

       On April 16, 2001, the Company received an undertaking letter from Insight which included the following terms:

               o Insight will refinance the February Note and the March Note with a new $4.5 million promissory note (the "New Note") which bears interest at 12% per annum and matures on January 15, 2002 (the Initial Financing).

               o If the Company requires additional financing to support its ongoing business operations, Insight has agreed to provide up to $13.5 million of additional financing (the "Additional Financing"). The Additional Financing will be available at any time from April 16, 2001 through the earlier of December 31, 2001 or the consummation of a "Sale of the Corporation" as defined in the Company's Series A Preferred Stock documents. Subject to the terms of the undertaking letter, the Additional Financing will be available provided that the Company has used its best efforts to obtain financing from other investors and has not been successful in obtaining such financing. The terms of the Additional Financing will be negotiated in good faith at the time the financing is provided, but in no event will any debt securities purchased by Insight have a maturity prior to January 15, 2002.

       In connection with the above, the Company has agreed to issue a new warrant for the purchase of 681,818 shares of the Company's common stock (the "Replacement Warrant"), which replaces the February and March Warrants. The Replacement Warrant is exercisable at any time prior to ten years from the date of issue at an exercise price equal to the lowest closing price per share of the Company's common stock between February 20, 2001 and the earliest of (x) the date of exercise of the Replacement Warrant, (y) the date of repayment of the New Note and (z) the date of conversion of all of the obligations outstanding under the New Note. In connection with the Additional Financing, the Company issued a warrant (the "Additional Financing Warrant") for the purchase of a minimum of 818,182 up to a maximum of 1,519,091 of the Company's common shares. The actual number of shares will be determined based on the duration that the financial commitment remains in place. The warrants have an exercise price equal to the lowest closing price per share of the Company's common stock from April 16, 2001 until the earlier of (a) the date of first exercise of the Additional Financing Warrant and (b) the earliest of (i) December 31, 2001, (ii) the date that Insight obligations, if any, with respect to the Additional Financing, terminate due to notification from the Company to that effect and (iii) the date of the consummation of a "Sale of the Corporation" as defined in the Company's Series A Preferred Stock documents. The Additional Financing Warrant expires on April 16, 2011. Based on the Company's current cash and cash equivalents and the financing alternatives discussed above, the Company believes it will have adequate cash to fund operations through December 31, 2001.

       In addition, the Company received a binding commitment from Silicon Valley Bank for a $5.0 million secured credit facility subject to completion of legal documents. It is expected that the credit facility will be finalized by the end of April 2001. Availability under the credit facility is based on a percentage of the Company's eligible receivables as defined. In addition, the Company must maintain at least $2.0 million of excess availability or cash and investments at all times. The Company anticipates utilizing the credit facility to secure outstanding letters of credit of $2.5 million that are currently being cash collateralized.

       Cash and cash equivalents as of December 31, 2000 decreased $6.1 million from December 31, 1999. Net cash used in operations of approximately $18.4 million resulted primarily from a loss of $14.1 million before amortization expense and other non-cash charges and the decrease of $1.0 million in net working capital.

       Net cash used in investing activities for the twelve months ended December 31, 2000 was a result of property and equipment purchases related to the increase in headcount, expansion and integration of the Company's operating sites, and the acquisition of computer hardware and software for development and internal operating systems. The Company used $5.6 million of cash to fund the purchase of technology and the related distribution rights from third parties for use in the Company's Dialogue solution set. These uses of cash were offset by the proceeds from the maturity of $ 19.5 million of short term and long term investments.

       Net cash provided by financing activities of $6.6 million consisted of $5.6 million in proceeds from the exercise of the Company's common stock options during the twelve months ended December 31, 2000, $272,000 in proceeds from the issuance of the Company's common stock under the Company's Employee Stock Purchase Plan and $1.5 million in proceeds from notes payable to Insight which were converted into shares of the Company's Series A Preferred Stock in January 2001.

       The Company currently has sales offices in the United Kingdom, Japan, and Australia, in addition to the United States. The Company's revenues from international operations have been denominated in foreign currencies which historically have been stable in relation to U.S. dollars. As a result, the gain or loss from foreign currency transactions has not been material to its operating results. As of December 31, 2000, the material assets and liabilities denominated in foreign currencies include accounts receivable, accounts payable and cash and cash equivalents. Due to the stability of the foreign economies where these assets and liabilities are denominated, the Company has not adopted a policy of hedging foreign currency risks. While it is anticipated that foreign transactions will continue to be denominated in local currencies, the Company expects to use hedging instruments to offset potential currency exposures arising as its international operations expand into less stable economic environments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.


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

OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT.

       We began commercial shipment of the initial Xchange Dialogue for Marketing product in July 1996. We were not a separate company until November 1996. Accordingly, we have only a limited operating history in order to evaluate our business. The risks, expenses and difficulties that an early-stage company like ours faces must be considered. These risks include our ability to:

        o successfully respond to competitive developments;

        o continue to upgrade our products and service offerings; and

        o continue to attract, retain and motivate qualified personnel.


RECENT EVENTS WILL RESULT IN SHORT TERM LOSSES.

       As a result of the expenses associated the transactions with MicroStrategy Inc. and the amortization of goodwill and other intangibles from the purchase of CA and KSP, we will report quarterly and annual operating losses for the foreseeable future.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND YOU SHOULD NOT RELY ON THEM TO PREDICT OUR FUTURE PERFORMANCE.

       Our quarterly revenues, expenses and operating results may vary significantly from quarter to quarter due to a number of factors. Therefore, period-to-period comparisons of results of operations should not be relied on as an indication of future performance. Moreover, our operating results may fall below market analysts' expectations in some future quarters. This could cause the trading price of our common stock to decline.

OUR BUSINESS MAY SUFFER IF OUR SOLUTIONS ARE NOT ACCEPTED BY NEW CUSTOMERS.

       We currently derive all of our revenues from our Xchange 7 product suite and services related to our CRM solution. We anticipate that these sources will continue to account for a majority of our revenues for the foreseeable future. As a result, our business will suffer if the market does not accept our solutions and our future enhancements of these solutions. If demand for our solutions drops as a result of competition, technological change or other factors, our business could be substantially harmed.

       The market for CRM applications is still emerging and it may not continue to grow. Even if the market does grow, businesses may not adopt our solutions. We have spent, and intend to continue to spend, considerable resources educating potential customers about customer optimization software and services in general and about the features and functions of our products and services in particular. However, our solutions may not achieve any additional degree of market acceptance. If the market for our solutions fails to grow or grows more slowly than we currently anticipate, our business would be materially harmed.

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

THE LOSS OF ONE OF OUR LARGEST CUSTOMERS COULD CAUSE OUR REVENUES TO DROP QUICKLY AND UNEXPECTEDLY.

       In fiscal 1999 and 2000, our top five customers accounted for 37.7% and 26.8% of total revenues, respectively. We cannot be certain that our current customers will continue to do business with us, that business from existing customers will continue at the levels of previous periods, or that we will be able to do a significant amount of business with new customers. If we lose one of our customers, our revenues could drop more quickly than we could reduce expenses. This could substantially harm our financial results.

WE NEED TO MANAGE OUR GROWTH EFFECTIVELY OR WE MAY NOT SUCCEED.

       We have grown rapidly, with total revenues increasing from $26.2 million in 1998 to $43.3 million in 1999 and $61.6 million in 2000. The number of our employees has increased from 164 at December 31, 1998, to 467 at December 31, 2000. Our operating and financial systems and the geographic distribution of our operations and customers have also experienced substantial growth over this period. Our future operating results will depend on the ability of our officers and other key employees to continue to implement and improve our operational, customer support and financial control systems, and to expand, train and manage our employee base. Our failure to expand and integrate these areas in an efficient manner could cause our expenses to grow, our revenues to decline or to grow more slowly than expected, and could have a material adverse effect on our business.

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

OUR STOCK PRICE OR OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO EFFICIENTLY INTEGRATE ACQUISITIONS.

       We have consummated and we may continue to pursue acquisitions that provide new technologies, products or service offerings. Future acquisitions by us may involve potentially dilutive issuances of equity securities. We also may incur substantial additional liabilities and expenses, such as debt or amortization expenses related to goodwill and other intangible assets. If any of these occur, the market price of our common stock and our financial results could suffer.

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

IF WE DO NOT SUCCESSFULLY GROW AND MANAGE OUR INTERNATIONAL OPERATIONS, OUR BUSINESS WILL SUFFER.

       We have operations in a number of foreign markets. We currently have customers in more than 33 countries. We believe that we must expand our sales in international markets in order for our business to grow as planned. In order to successfully expand international sales, we must establish additional foreign operations and hire additional personnel. If we are unable to do so in a timely and effective manner, our growth in international sales will be limited, and our business could be materially adversely affected. We have begun to translate our products into different languages and character sets, which may be more difficult or expensive to complete than expected. In addition, other markets may have longer selling cycles and different product requirements than the United States and we may not be able to successfully adapt our products and methods.

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

       As of April 11, 2001, our current officers, directors and principal stockholders held approximately 20.8% of our outstanding common stock and voting common stock equivalents. Consequently, this group will be able to control the outcome of all matters submitted for stockholder action, including the election of members to our Board of Directors and the approval of significant change in control transactions, which may have the effect of delaying or preventing a change in control. Representatives of the existing stockholders constitute all five directors and will therefore have significant influence in directing the actions of the Board of Directors. We have not identified candidates for additional positions on the Board of Directors.

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

       INTEREST RATE SENSITIVITY. The Company maintains a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency treasury bills and notes with an average maturity of less then twelve months. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2000, the fair value of the portfolio would decline by an immaterial amount.

       FOREIGN CURRENCY EXCHANGE RISK. With sales and services offices in the United States, United Kingdom Australia, South Africa, Korea, Singapore, and Japan and a global customer base, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically the Company's primary exposure has been nondollar-denominated operating expenses and sales by its United Kingdom subsidiary. The introduction of the Euro as a common currency for members of the European Monetary Union, of which the United Kingdom is not a member, occurred in January 1999. To date, the Company has not seen any impact of the Euro on foreign exchange exposure. In addition, as the Company expands its sales and service presence in the Asia/Pacific region in 2000, its exposure to foreign currency exchange rate risks from the more volatile economies of this region will increase. The Company is prepared to hedge against fluctuations in the British Sterling, Euro, or other foreign currency if the exposure becomes material. As of December 31, 2000 the Company's material nondollar-denominated assets and liabilities primarily consisted of cash, accounts receivable and accounts payable denominated in British Sterling and Australian dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The quarterly financial information required by this Item 8 is included in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE

Report of Independent Public Accountants....................................  31
Consolidated Balance Sheets as of December 31, 1999 and 2000................  32
Consolidated Statements of Operations for the Years Ended
   December 31, 1998, 1999 and 2000.........................................  33
Consolidated Statements of Stockholders' Equity (Deficit)
   for the Years Ended December 31, 1998, 1999 and 2000.....................  34
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1998, 1999 and 2000.........................................  36
Notes to Consolidated Financial Statements..................................  38

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Exchange Applications, Inc. and subsidiaries:

        We have audited the accompanying consolidated balance sheets of Exchange Applications, Inc., a Delaware corporation, and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exchange Applications, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                             ARTHUR ANDERSEN LLP

Boston, Massachusetts
April 16, 2001

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                            DECEMBER 31,
                                                                                     ------------------------
                                                                                       1999            2000
                                                                                     ---------      ---------
                                     ASSETS
Current assets:
  Cash and cash equivalents ....................................................     $  14,678      $   8,617
  Marketable securities ........................................................        14,429           --
  Accounts receivable, less allowance for doubtful accounts of $375
     and $1,092 at December 31, 1999 and 2000, respectively ....................        11,329         16,969
  Prepaid expenses and other current assets ....................................         2,933          4,270
                                                                                     ---------      ---------
          Total current assets .................................................        43,369         29,856
Property and equipment, net ....................................................         4,570         10,413
Long term marketable securities ................................................         5,030           --
Non current assets from MicroStrategy Incorporated transaction (Note 5) ........        62,030         42,406
Goodwill .......................................................................          --           44,980
Other intangible assets ........................................................          --           24,753
Other assets ...................................................................            66          9,899
                                                                                     ---------      ---------
          Total assets .........................................................     $ 115,065      $ 162,307
                                                                                     =========      =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................................................     $     701      $   5,717
  Accrued expenses .............................................................         5,167         15,916
  Current portion of obligations under capital leases ..........................          --            1,987
  Current portion of MicroStrategy Incorporated obligation (Note 5) ............        15,377         16,833
  Current portion of note payable to certain former shareholders
     of Customer Analytics (Note 8) ............................................          --            2,875
  Note payable to Insight Capital Partners (Note 8) ............................          --            1,500
  Deferred revenue .............................................................         6,455          8,636
                                                                                     ---------      ---------
          Total current liabilities ............................................        27,700         53,464

Obligations under capital leases, net of current portion .......................          --            1,091
Long term portion of note payable to certain former shareholders
  of Customer Analytics ........................................................          --            1,965
MicroStrategy Incorporated obligation, net of current portion (Note 5) .........        16,653           --
Commitments (Note 9) Stockholders' equity (deficit):
Preferred Stock; $.001 par value-- 10,000,000 shares authorized,
  Zero shares outstanding at December 31, 1999 and 2000 ........................          --             --
Common Stock, $.001 par value-- 150,000,000 shares authorized; 24,053,471 and
  32,970,359 shares issued at December 31, 1999 and 2000, respectively .........            24             33
Additional paid-in capital .....................................................        56,869        250,656
Accumulated deficit ............................................................        (5,513)      (144,502)
Due from officer ...............................................................          (125)          --
Deferred compensation ..........................................................          (517)          (204)
Other comprehensive income .....................................................           (26)          (196)
Stock subscription (Note 5) ....................................................        20,000           --
Treasury stock, at cost;  366,565 shares at December 31, 1999 and 2000 .........          --             --
                                                                                     ---------      ---------
          Total stockholders' equity ...........................................        70,712        105,787
                                                                                     ---------      ---------
          Total liabilities and stockholders' equity ...........................     $ 115,065      $ 162,307
                                                                                     =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                 ------------------------------------------------
                                                                                     1998              1999              2000
                                                                                 ------------      ------------      ------------
Revenues:
     Software license fees .................................................     $     14,357      $     26,344      $     38,070
     Services and maintenance ..............................................           11,817            16,957            23,506
                                                                                 ------------      ------------      ------------
          Total revenues ...................................................           26,174            43,301            61,576
Cost of revenues:
     Software license fees .................................................              185               438               776
     Services and maintenance ..............................................            7,023            10,255            18,475
                                                                                 ------------      ------------      ------------
          Total cost of revenues ...........................................            7,208            10,693            19,251
                                                                                 ------------      ------------      ------------
Gross profit ...............................................................           18,966            32,608            42,325
Operating expenses:
     Sales and marketing ...................................................            9,864            14,555            27,840
     Research and development ..............................................            6,717             9,829            18,959
     General and administrative ............................................            3,372             4,948            14,114
     Cost of acquisition ...................................................             --               1,388              --
     Amortization of goodwill and other intangibles ........................             --                --              22,331
     Amortization of Microstrategy Incorporated investment .................             --                --              19,822
     Impairment of goodwill ................................................             --                --              76,604
                                                                                 ------------      ------------      ------------
          Total operating expenses .........................................           19,953            30,720           179,670
Income (loss) from operations ..............................................             (987)            1,888          (137,345)
Interest income (expense):
     Interest income .......................................................              159             1,440             1,109
     Interest expense from capital leases and notes payable ................              (55)              (10)             (443)
     Interest expense from discount on Microstrategy Incorporated obligation             --                --              (2,301)
                                                                                 ------------      ------------      ------------
          Total interest income (expense) ..................................              104             1,430            (1,635)
                                                                                 ------------      ------------      ------------
Income (loss) before provision for income taxes ............................             (883)            3,318          (138,980)
Provision for income taxes .................................................              111             2,220                 9
                                                                                 ------------      ------------      ------------
Net income (loss) ..........................................................             (994)            1,098          (138,989)
Accretion of discount and dividends on preferred stock .....................             (180)             --                --
                                                                                 ------------      ------------      ------------
Net income (loss) applicable to common stockholders ........................     $     (1,174)     $      1,098      $   (138,989)
                                                                                 ============      ============      ============
Net income (loss) per share (Note 2(b)):
     Basic net income (loss) per share applicable to common stockholders ...     $      (0.13)     $       0.05      $      (4.84)
                                                                                 ============      ============      ============
     Basic weighted average common shares outstanding ......................        8,725,258        22,115,690        28,712,618
                                                                                 ============      ============      ============
     Diluted net income (loss) per share applicable to common stockholders .     $      (0.13)     $       0.04      $      (4.84)
                                                                                 ============      ============      ============
     Diluted weighted average common shares outstanding ....................        8,725,258        26,433,134        28,712,618
                                                                                 ============      ============      ============
Pro forma net income (loss) per share (Note 2(b)):
     Pro forma basic and diluted net income (loss) per share................     $      (0.06)
                                                                                 ============
     Pro forma basic and diluted weighted average common shares outstanding.       16,284,278
                                                                                 ============

The accompanying notes are an integral part of these consolidated financial statements.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                         SERIES C
                                          PREFERRED STOCK            PREFERRED STOCK              COMMON STOCK
                                     -----------------------     -----------------------     -----------------------
                                      NUMBER OF      $.001        NUMBER OF     $.001         NUMBER OF     $.001          PAID-IN
                                       SHARES      PAR VALUE       SHARES      PAR VALUE       SHARES      PAR VALUE       CAPITAL
                                     ----------   ----------     ----------   ----------     ----------   ----------     ----------
Balance, December 31, 1997 ........        --           --        1,223,954   $        1      9,203,849   $       10     $    5,055
                                     ==========   ==========     ==========   ==========     ==========   ==========     ==========
Accretion of dividends on Series
   A Preferred Stock ..............        --           --             --           --             --           --             --
Exercise of common stock options ..        --           --             --           --          168,420         --               58
Deferred compensation .............        --           --             --           --             --           --              877
Compensation expense associated
   with stock options .............        --           --             --           --             --           --              (46)
Issuance of common stock in
   initial public offering, net
   of offering costs ..............        --           --             --           --        4,000,000            4         18,470
Cancellation of Series A
   Preferred Stock ................        --           --             --           --             --           --            3,269
Conversion of Series B Preferred
   Stock ..........................        --           --             --           --        5,111,112            5          3,996
Conversion of Series C Preferred
   Stock to common stock ..........        --           --       (1,223,954)          (1)     2,447,908            2             (1)
Cumulative translation adjustment .        --           --             --           --             --           --             --
Unrealized gain on marketable
   Securities .....................        --           --             --           --             --           --             --
Net loss ..........................        --           --             --           --             --           --             --
Comprehensive net loss for the
   year ended December 31, 1998 ...        --           --             --           --             --           --             --
                                     ----------------------------------------------------------------------------------------------
Balance, December 31, 1998 ........        --     $     --             --           --       20,931,289   $       21     $   31,678
                                     ==========   ==========     ==========   ==========     ==========   ==========     ==========
Exercise of common stock options ..        --           --             --           --        1,008,086            1          1,368
Compensation expense associated
   stock options ..................        --           --             --           --             --           --              753
Issuance of common stock in
   follow on public offering,
   net of offering costs ..........        --           --             --           --        2,000,000            2         20,007
Conversion of convertible debt ....        --           --             --           --          114,096         --              850
Cumulative translation adjustment .        --           --             --           --             --           --             --
Stock subscription to
   MicroStrategy Incorporated .....        --           --             --           --             --           --             --
Tax benefit of stock options
   exercised ......................        --           --             --           --             --           --            2,213
Unrealized gain on marketable
   Securities .....................        --           --             --           --             --           --             --
Net income ........................        --           --             --           --             --           --             --
Comprehensive net income for the
   year ended December 31, 1999 ...        --           --             --           --             --           --             --
                                     ----------------------------------------------------------------------------------------------
Balance, December 31, 1999 ........        --     $     --             --     $     --       24,053,471   $       24     $   56,869
                                     ==========   ==========     ==========   ==========     ==========   ==========     ==========
Exercise of common stock options ..        --           --             --           --        1,969,571            2          5,615
Issuance of common stock
   under employee stock
   purchase plan ..................        --           --             --           --           33,315         --              272
Compensation expense associated
   with stock options .............        --           --             --           --             --           --             (101)
Repayment of founder's loan
Issuance of common stock to
   Microstrategy, Incorporated ....        --           --             --           --        1,630,542            2         37,498
Issuance of common stock in
   connection with acquisition
   of Knowledge Stream Partners,
   Inc ............................        --           --             --           --          821,776            1         39,565
Issuance of common stock in
   connection with acquisition
   of Customer Analytics Inc. .....        --           --             --           --        4,461,684            4        110,938
Unrealized gain on marketable
   securities .....................        --           --             --           --             --           --             --
Cumulative translation adjustment .        --           --             --           --             --           --             --
Net loss ..........................        --           --             --           --             --           --             --
Comprehensive net loss for the
   year ended December 31, 2000 ...        --           --             --           --             --           --             --
                                     ----------------------------------------------------------------------------------------------
Balance December 31, 2000 .........        --     $     --             --     $     --       32,970,359   $       33     $  250,656
                                     ==========   ==========     ==========   ==========     ==========   ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (Continued)

                                                                                OTHER
                                     ACCUMULATED   DUE FROM       DEFERRED   COMPREHENSIVE     STOCK                   COMPREHENSIVE
                                       DEFICIT      OFFICER     COMPENSATION    INCOME      SUBSCRIPTION     TOTAL     INCOME (LOSS)
                                     ----------   ----------     ----------   ----------     ----------   ----------     ----------
Balance, December 31, 1997 ........  $   (5,437)  $     (125)    $     (210)  $        5           --     $     (701)
Accretion of dividends on
   Series A Preferred Stock .......        (180)        --             --           --             --           (180)
Exercise of common stock options ..        --           --             --           --             --             58
Deferred compensation .............        --           --             (877)        --             --           --
Compensation expense associated
   with stock options .............        --           --              287         --             --            241
Issuance of common stock in initial
   public offering, net of offering
   costs ..........................        --           --             --           --             --         18,474
Cancellation of Series A Preferred
   Stock ..........................        --           --             --           --             --          3,269
Conversion of Series B Preferred
   Stock ..........................        --           --             --           --             --          4,000
Conversion of Series C Preferred
   Stock to common stock ..........        --           --             --           --             --           --
Cumulative translation adjustment .        --           --             --             28           --             28     $       28
Unrealized gain on marketable
   securities .....................        --           --             --              5           --              5              5
Net loss ..........................        (994)        --             --           --             --           (994)          (994)
                                                                                                                         ----------
Comprehensive net loss for the year
   ended December 31, 1998 ........                                                                                      $     (961)
                                     -------------------------------------------------------------------------------     ==========
Balance, December 31, 1998 ........      (6,611)  $     (125)    $     (800)  $       38     $     --     $   24,201
                                     ==========   ==========     ==========   ==========     ==========   ==========
Exercise of common stock options ..        --           --             --           --             --          1,369
Compensation expense associated
   stock options ..................        --           --              283         --             --          1,036
Issuance of common stock in follow
   on public offering, net of
   offering costs .................        --           --             --           --             --         20,009
Conversion of convertible debt ....        --           --             --           --             --            850
Cumulative translation adjustment .        --           --             --              9           --              9     $        9
Stock subscription to MicroStrategy
   Incorporated ...................        --           --             --           --           20,000       20,000
Tax benefit of stock options
   exercised ......................        --           --             --           --             --          2,213
Unrealized gain on marketable
   securities .....................        --           --             --            (73)          --            (73)           (73)
Net income ........................       1,098         --             --           --             --          1,098          1,098
                                                                                                                         ----------
Comprehensive net income for the
   year ended December 31, 1999 ...                                                                                      $    1,034
                                     -------------------------------------------------------------------------------     ==========
Balance, December 31, 1999 ........  $   (5,513)  $     (125)    $     (517)  $      (26)    $   20,000   $   70,712
                                     ==========   ==========     ==========   ==========     ==========   ==========
Exercise of common stock options ..        --           --             --           --             --          5,617
Issuance of common stock under
   employee stock purchase plan....        --           --             --           --             --            272
Compensation expense associated
   with stock options .............        --           --              313         --             --            212
Repayment of founder's loan .......        --            125           --           --             --            125
Issuance of common stock to
   Microstrategy, Inc. ............        --           --             --           --          (20,000)      17,500
Issuance of common stock in
   connection with acquisition of
   Knowledge Stream Partners, Inc.         --           --             --           --             --         39,566
Issuance of common stock in
   connection with acquisition of
   Customer Analytics Inc. ........        --           --             --           --             --        110,942
Unrealized gain on Marketable
   securities .....................        --           --             --             65           --             65     $       65
Cumulative translation adjustment .        --           --             --           (235)          --           (235)          (235)
Net loss ..........................    (138,989)        --             --           --             --       (138,989)      (138,989)
Comprehensive net loss for the year
   ended December 31, 2000 ........        --           --             --           --                                  ($  139,159)
                                     -------------------------------------------------------------------------------     ==========
Balance December 31, 2000 .........  $ (144,502)  $     --       $     (204)  $     (196)    $     --     $  105,787
                                     ==========   ==========     ==========   ==========     ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------
                                                                        1998          1999          2000
                                                                     ----------    ----------    ----------
Cash flows from operating activities:
     Net (loss) income ...........................................   $     (994)   $    1,098    $ (138,989)
Adjustments to reconcile net (loss) income to net cash (used in)
     provided by operating activities
     Non cash interest related to Microstrategy Obligation .......         --            --           2,301
     Non cash interest related to notes payable to Customers
       Analytics shareholders ....................................         --            --              58
     Amortization of Microstrategy Incorporated investment .......         --            --          19,822
     Amortization of goodwill and other intangibles ..............         --            --          22,331
     Impairment of goodwill ......................................         --            --          76,604
     Depreciation and other amortization .........................          611         1,600         3,716
     Compensation expense associated with stock options ..........          241         1,036           212
     Changes in operating assets and liabilities,
       net of acquisitions
       Accounts receivable .......................................       (4,149)       (3,678)        3,104
       Prepaid expenses and other current assets .................          (74)       (2,130)       (1,328)
       Accounts payable ..........................................          (43)          850         1,161
       Accrued expenses ..........................................        2,485        (1,032)       (3,875)
       Deferred revenue ..........................................          732         5,101        (4,866)
                                                                     ----------    ----------    ----------
               Net cash (used in) provided by operating activities       (1,191)        2,845       (18,472)
                                                                     ----------    ----------    ----------
Cash flows from investing activities:
     Cash acquired ...............................................         --            --              72
     Purchase and sale of marketable securities ..................      (15,460)       (3,864)       19,524
     Purchases of property and equipment .........................       (2,074)       (3,595)       (7,803)
     MicroStrategy Incorporated cash payment .....................         --         (10,000)         --
     (Increase) decrease in other assets .........................          356            13        (5,763)
                                                                     ----------    ----------    ----------
               Net cash (used in) provided by investing activities      (17,178)      (17,446)        3,030
                                                                     ----------    ----------    ----------
Cash flows from financing activities:
     Repayments under capital leases .............................         (269)         (380)         (898)
     Due from officer ............................................         --            --             125
     Proceeds from note payable to Insight Capital Partners ......         --            --           1,500
     Exercise of common stock options ............................           58         1,369         5,617
     Issuance of common stock under employee stock purchase plan..         --            --             272
     Issuance of convertible debt ................................         --             850          --
     Tax benefit from exercise of common stock options ...........         --           2,213          --
     Dividends paid by eXstatic Software .........................          (19)         --            --
     Issuance of common stock in initial public offering, net
       of offering costs .........................................       18,474          --            --
     Issuance of common stock in follow on public offering, net
       of offering costs .........................................         --          20,009          --
                                                                     ----------    ----------    ----------
               Net cash provided by financing activities .........       18,245        24,061         6,616
                                                                     ----------    ----------    ----------
Effect of exchange rate changes on cash and cash equivalents .....           28             8          (235)
                                                                     ----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents .............          (96)        9,468        (6,061)
                                                                     ----------    ----------    ----------
Cash and cash equivalents, beginning of year .....................        5,306         5,210        14,678
                                                                     ----------    ----------    ----------
Cash and cash equivalents, end of year ...........................   $    5,210    $   14,678    $    8,617
                                                                     ==========    ==========    ==========

                                                                        1998          1999          2000
                                                                     ----------    ----------    ----------
Supplemental disclosure of cash flow information:
     Cash paid for interest.....................................     $       55    $       13    $      153
                                                                     ==========    ==========    ==========
     Cash paid for income taxes.................................     $     --      $      104    $      239
                                                                     ==========    ==========    ==========

Supplemental disclosure of non-cash financing and
     investing activities:
     Equipment  and other assets acquired under capital leases..     $      180    $    --       $    3,000
                                                                     ==========    ==========    ==========
     Conversion of preferred stock to common stock..............     $    4,000    $    --       $    --
                                                                     ==========    ==========    ==========
     Accretion of discount and dividends on preferred stock.....     $      180    $    --       $    --
                                                                     ==========    ==========    ==========
     Conversion of convertible debt to common stock ............     $    --       $      850    $    --
                                                                     ==========    ==========    ==========
     Technology rights acquired for MicroStrategy Incorporated
       obligation ..............................................     $    --       $   32,030    $    --
                                                                     ==========    ==========    ==========
     Technology rights acquired for subscription stock .........     $    --       $   20,000    $    --
                                                                     ==========    ==========    ==========

     In connection with the acquisition of Knowledge Stream
       Partners on March 31, 2000, the following transaction
       occurred:
     Fair value of assets acquired, net of cash acquired........     $    --       $    --       $   43,205
     Issuance of common stock and stock options ................          --            --          (39,896)
     Acquired costs ............................................          --            --             (430)
     Cash acquired .............................................          --            --               49
                                                                     ----------    ----------    ----------
     Liabilities assumed related to acquisition ................     $    --       $    --       $   (2,928)
                                                                     ==========    ==========    ==========

     In connection with the acquisition of Customer Analytics,
       Inc. on June 30, 2000, the following transaction occurred:
     Fair value of assets acquired, net of cash acquired........     $    --       $    --       $  139,295
     Issuance of common stock and stock options ................          --            --         (110,942)
     Acquisition costs .........................................          --            --           (2,819)
     Cash acquired .............................................          --            --               23
                                                                     ----------    ----------    ----------
     Liabilities assumed related to acquisition ................     $    --       $    --       $   25,557
                                                                     ==========    ==========    ==========
     Issuance of common stock related to stock subscription and to settle obligation to Microstrategy, Incorporated and
       related interest ........................................     $    --       $    --       $   37,500
                                                                     ==========    ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BACKGROUND AND BASIS OF PRESENTATION

     Exchange Applications, Inc. and its subsidiaries (the "Company"), doing business as Xchange Inc., provides eCustomer Relationship Management ("eCRM") solutions that help companies earn a greater share of their customers' business through relevant, personalized customer communications. Xchange provides an open-platform eCRM software and services solution that enables clients to customize offers based on profile information, synchronize offers across all customer channels in real-time and track the responses. This solution provides companies with the opportunity to improve their acquisition and retention of customers and increase customer relationship profitability.

     On August 20, 1999, the Company acquired eXstatic Software, Inc. (formerly known as Gino Borland, Inc.) ("eXstatic") a company that develops and markets software solutions that enable businesses to plan, create and execute highly personalized, permission-based email communications based on customer profiles. This merger has been accounted for as a pooling of interests and, accordingly, the historical results of operations have been restated to reflect the results of eXstatic on a combined basis (See Note 3).

     The Company is subject to a number of risks common to rapidly growing technology-based companies, including limited operating history, dependence on key individuals, rapid technological changes, competition from substitute products and larger companies, high customer concentration, the need for adequate financing to fund future operations and the need for successful development and marketing of its commercial products and services.

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

     (B) NET INCOME (LOSS) PER SHARE

     The Company computes earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE. Basic net income(loss) per common share for the years ended December 31, 1998, 1999 and 2000 is calculated by dividing the net income (loss) applicable to common stockholders by the weighted average number of vested common shares outstanding.

     For the year ended December 31, 1999, diluted net income per common share is calculated by dividing the net income applicable to common stockholders by the weighted average number of vested common shares outstanding adjusted for the dilutive effect of potential common shares, consisting of outstanding stock options and unvested common shares, as determined using the treasury stock method in accordance with SFAS No. 128.

     The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted weighted average common shares outstanding:

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                       ------------------------------------
                                                                                          1998         1999         2000
                                                                                       ----------   ----------   ----------
     Weighted average common shares outstanding                                         9,165,084   22,144,634   28,712,618
     Less: weighted average unvested common shares outstanding                            439,826       28,944         --
                                                                                       ----------   ----------   ----------
     Basic weighted average common shares outstanding                                   8,725,258   22,115,690   28,712,618
     Potential common shares from stock options and unvested common stock                    --      4,317,444         --
                                                                                       ----------   ----------   ----------
     Diluted weighted average common shares outstanding                                 8,725,258   26,433,134   28,712,618
                                                                                                    ==========   ==========
     Pro forma:
     Add: weighted average common shares issuable upon conversion of preferred stock    7,559,020
                                                                                       ----------
     Pro forma basic and diluted weighted average common shares outstanding            16,284,278
                                                                                       ==========

     Diluted weighted average shares outstanding at December 31, 1998 and 2000 exclude the potential common shares from stock options, unvested common stock and convertible preferred stock, because to include such shares would have been antidilutive. As of December 31, 1998 and 2000, 11,196,006 and 4,496,655
potential common shares were outstanding, respectively.

     The pro forma basic and diluted net loss per share for the year ended December 31, 1998 was computed by dividing net loss applicable to common stockholders by the number of shares used in computing basic and diluted net loss per share plus the weighted average common shares issuable upon conversion of preferred stock from date of issuance. Pro forma net income information for the years ended December 31, 1999 and 2000 is not relevant because all of the Company's preferred stock was converted upon the closing of the Company's initial public offering in December 1998.

     (C) CASH EQUIVALENTS AND MARKETABLE SECURITIES

       Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Included in cash and cash equivelants is $2,361,500 of restricted cash currently used to collaterize outstanding letters of credit (See Note). Cash equivalents are carried at amortized cost, which approximates fair market value. The Company accounts for marketable securities in accordance with SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. The Company's short-term and long-term marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders' equity. As of December 31, 1999 and December 31, 2000, the Company had recorded unrealized gains(losses) of approximately $(65,000) and $0, respectively.

     (D) LONG-LIVED ASSETS

     In accordance with the provisions of SFAS No. 121, ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company evaluates the realizability of its long-lived assets periodically based on projected undiscounted future cash flows. To the extent an impairment is identified, the Company reduces the carrying value of the assets to fair value which is determined using the discounted expected future cash flows. As of December 31, 2000, the Company's long-lived assets consisted of technology and the related distribution rights acquired from third parties, goodwill and other intangible assets from acquisitions, and fixed assets. In December 2000, the Company determined that a reduction in the carrying value of certain intangible assets related to the Customer Analytics acquisition was required and the related long lived assets were written down accordingly (See Note 4). As of December 31, 1999 and 2000, the Company determined that no other material adjustment to the carrying value of its long-lived assets was required.

     (E) SOFTWARE DEVELOPMENT COSTS

     The Company's software products are highly technical and require a significant engineering and development effort. Cost incurred in the development of computer software to be sold have been expensed as research and development costs in the accompanying consolidated statement of operations, in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD,

LEASED OR OTHERWISE MARKETED. Costs incurred subsequent to the attainment of technological feasibility are insignificant and accordingly have been charged to research and development expense.

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

     (G) FINANCIAL INSTRUMENTS

     SFAS No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosures about the fair value of financial instruments. Financial instruments consist principally of cash equivalents, marketable securities, accounts receivable, accounts payable, notes payable, obligations due to MicroStrategy, Inc. The estimated fair value of these financial instruments approximates their carrying value.

     (H) CONCENTRATION OF CREDIT RISK

     SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet risk such as significant foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash equivalents, marketable securities and accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. The Company performs periodic credit evaluations of its customers and has recorded allowances for estimated losses. Marketable securities are held in highly rated corporations and financial institutions.

     (I) FOREIGN CURRENCY

     The functional currencies of the Company's wholly owned subsidiaries in the United Kingdom, Australia and Japan are the local currencies. The financial statements of the subsidiaries are translated to U.S. dollars using period-end exchange rates for current assets and liabilities and average exchange rates during the corresponding period for revenues, cost of revenues and expenses. Translation gains and losses are deferred and accumulated as a component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not significant during the periods presented.

     (J) REVENUE RECOGNITION

     The Company recognizes revenue based on the provisions of Statement of Position, (SOP), No. 97-2, SOFTWARE REVENUE RECOGNITION, as amended by SOP No. 98-4 and SOP No. 98-9, and the provisions of SOP No. 81-1, ACCOUNTING FOR PERFORMANCE OF CONSTRUCTION-TYPE AND CERTAIN PRODUCTION-TYPE CONTRACTS.

     Software license fee revenues are generated from licensing the rights to the use of the Company's packaged software products. Services and maintenance revenues are generated from sales of maintenance, consulting, training and hosting services performed for customers that license the Company's products. The Company has concluded that effective with the new generation of Xchange Dialogue products released in the third quarter of 2000, certain of the implementation services related to the Dialogue product suite are essential to the customer's use of the packaged software products. Similarly, the implementation services for the Company's Xchange Real Time and Xchange EnAct products are essential to the customer's use of those packaged software products. For sales of these products where the Company is responsible for implementation, the Company recognizes revenue for these arrangements following the percentage-of-completion method over the implementation period. Percentage of completion is measured by the percentage of implementation hours incurred to date compared to estimated total implementation hours. This method is used because management has determined that past experience has shown expended hours to be the best measure of progress on these engagements. In situations where the Company is not responsible for implementation services, or where the product configuration being delivered does not require the implementation services deemed to be essential to the customer's use of the software, the Company recognizes revenue on delivery of the packaged software if there is persuasive evidence of an arrangement, collection is probable, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fees to all undelivered elements of the arrangement.

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

     Revenue from maintenance services is recognized ratably over the term of the contract, typically one year. Professional services revenue is primarily related to implementation and consulting services performed on a time-and-materials basis under separate service arrangements. Revenues from professional service arrangements are recognized on either a time and materials or percentage-of-completion basis as the services are performed, provided that amounts due from customers are fixed or determinable and deemed collectible by management. In addition, the Company recognizes consulting revenue for its application hosting service. The revenue is recognized over the service delivery period based on either a pre-determined monthly service fee or a usage based pricing model.

     In certain situations, the Company has entered into transactions with third parties to acquire technology from those entities at the same time that the Company sells its technology to those same third parties. In those instances, the Company applied Accounting Principles Board Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, and Emerging Issues Task Force Issue (EITF) No. 86-29, NONMONETARY TRANSACTIONS: MAGNITUDE OF THE BOOT AND THE EXCEPTIONS TO THE USE OF FAIR VALUE, to such transactions.

     (K) ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company follows SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, in accounting for stock-based grants. As permitted by SFAS No. 123, the Company accounts for employee stock options in accordance with APB No. 25, ACCOUNTING FOR STOCK ISSUED TO Employees, and has included the pro forma disclosures required by SFAS No. 123 for all periods presented.

     (L) NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB), issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

     (M) USE OF ESTIMATES

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

(3)  ACQUISITIONS

     (A) ACQUISITION OF EXSTATIC SOFTWARE, INC.

     On August 20, 1999, the Company acquired eXstatic Software, Inc. (formerly known as Gino Borland, Inc.) ("eXstatic"), a company that develops and markets software solutions that enable businesses to plan, create and execute highly personalized, permission-based email communications based on customer profiles. The Company exchanged 1,214,568 shares of its common stock for all the outstanding shares of eXstatic common stock, and exchanged options to purchase 277,842 shares of the Company's common stock for all the outstanding options of eXstatic. This acquisition has been accounted for as a pooling of interests, and, accordingly, the historical results of operations have been restated to reflect the results of eXstatic on a combined basis for all periods presented.

     The following table presents a reconciliation of net revenues and net income (loss) previously reported by the Company to those incorporated in the accompanying consolidated financial statements.

                                         FOR THE             FOR THE SIX
                                        YEAR ENDED           MONTHS ENDED
                                     DECEMBER 31, 1998       JUNE 30, 1999
                                      --------------        --------------
                                                              (unaudited)
     NET REVENUES
        Exchange Applications         $       24,766        $       18,365
        eXstatic Software                      1,398                   358
                                      --------------        --------------
     COMBINED NET REVENUES            $       26,164        $       18,723
                                      ==============        ==============

     NET INCOME (LOSS)
        Exchange Applications         $         (975)       $        1,214
        eXstatic Software                        (19)                 (408)
                                      --------------        --------------
     COMBINED NET INCOME (LOSS)       $         (994)       $          806
                                      ==============        ==============


     (B) ACQUISITION OF KNOWLEDGE STREAM PARTNERS, INC.

     On March 31, 2000, the Company acquired Knowledge Stream Partners, Inc. ("KSP"), a Company that specializes in consulting and software development for advanced data mining and online/offline analytics. The Company exchanged 821,776 shares of its common stock for all the outstanding shares of common stock of KSP. In addition, the Company assumed all of the outstanding employee stock options of KSP, which converted into options to acquire 134,851 shares of the Company's common stock. As of the date of the consummation of the acquisition, the common stock issued by the Company and the converted stock options had a market value of $39,896,000 based on a per share value of $52.92. The aggregate purchase price of $43,254,000 consisted of the following:

                  DESCRIPTION                                      AMOUNT
                  -----------                                    ----------
                  Liabilities assumed                            $    2,928
                  Acquisition costs                                     430
                  Common stock and stock options                     39,896
                                                                 ----------
                  Total purchase price                           $   43,254
                                                                 ==========

     The purchase price was allocated based upon the fair value of the identified assets acquired. These allocations represent the fair values determined by an independent appraisal. The allocation has resulted in acquired goodwill of $41,869,000, which is being amortized on a straight-line basis over a five-year period. The Company has also allocated $900,000 to the assembled work force acquired from KSP as determined by the independent appraisal, which is being amortized on a straight-line basis over a three-year period. The purchase price has been allocated to the acquired assets as follows:


                  DESCRIPTION                                      AMOUNT
                  -----------                                    ----------
                  Current assets                                 $      233
                  Property and equipment                                252
                  Assembled  workforce                                  900
                  Goodwill                                           41,869
                                                                 ----------
                                                                 $   43,254
                                                                 ==========

     (C) ACQUISITION OF CUSTOMER ANALYTICS, INC.

     In June 2000, the Company acquired Customer Analytics, Inc. ("CA"), a company that specializes in the development and licensing of marketing campaign management solutions targeted at the local branch level. The Company exchanged 4,461,684 shares of its common stock for all the outstanding shares of common stock of CA; 761,602 of these shares issued were placed into escrow as security for indemnification obligations pursuant to the merger agreement. In addition, the Company assumed all of the outstanding employee stock options of CA, which converted into options to acquire 714,785 shares of the Company's common stock. As of the date of the consummation of the acquisition, the common stock issued by the Company and the issued stock options had a market value of $110,942,000 based on a per share value of $22.20. The aggregate purchase price of $139,318,000 consisted of the following:

                  DESCRIPTION                                      AMOUNT
                  -----------                                    ----------
                  Liabilities assumed                            $   25,557
                  Acquisition costs                                   2,819
                  Common stock and stock options                    110,942
                                                                 ----------
                  Total purchase price                           $  139,318
                                                                 ==========

     Included in acquisition cost was severance totaling $2,326,000 related to 56 employees of CA who were terminated in connection with the acquisition. The Company paid $1,599,000 of the severance owed to employees during the year ended December 31, 2000. The remaining severance payment will be paid to employees in installments through June 2002. The purchase price was allocated based upon the fair value of the identified assets acquired. These allocations represent the fair values determined by an independent appraisal. The allocation has resulted in acquired goodwill of $96,449,000, which is being amortized on a straight-line basis over a five-year period. The Company has also allocated $3,700,000 to the assembled work force, $8,000,000 to the customer base and $17,750,000 to purchased technology and technological know-how acquired from CA as determined by the independent appraisal, which are being amortized on a straight-line basis over a three-year period. The purchase price has been allocated to the acquired assets as follows:

                  DESCRIPTION                                      AMOUNT
                  -----------                                    ----------
                  Current assets                                 $   11,919
                  Property and equipment                              1,500
                  Assembled workforce                                 3,700
                  Acquired technology                                17,750
                  Customer base                                       8,000
                  Goodwill                                           96,449
                                                                 ----------
                  Total purchase price                           $  139,318
                                                                 ==========

     (D) PRO FORMA FINANCIAL INFORMATION

     The following unaudited proforma financial information presents the combined results of operations of the Company as if the acquisitions of CA and KSP had occurred on January 1, 1999. The pro forma data are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations for future periods or the results that actually would have occurred had KSP and CA been a combined company during the specified periods.

     The following unaudited proforma information presents a summary of consolidated results of operations as if the acquisition had occurred on January 1, 1999:
                                                       TWELVE MONTHS ENDED,
                                                     1999              2000
                                                  ----------        ----------
                                                         (IN THOUSANDS)
     Revenues...............................      $   64,512        $   75,326
     Net Loss...............................         (47,236)         (161,678)
     Basic and diluted net loss per share...           (1.72)            (4.78)
     Basic and diluted weighted average
       common shares outstanding............      27,399,150        33,820,413

(4)  INTANGIBLE ASSETS AND GOODWILL

     Intangible assets consisted of the following at December 31, 2000 (in thousands):

                                                ESTIMATED LIFE        AMOUNT
                                                  ----------        ----------
     Acquired  technology...................       3 years          $   17,750
     Assembled Workforce....................       3 years               4,600
     Customer base..........................       3 years               8,000
                                                                    ----------
     Less- Accumulated amortization.........                             5,597
                                                                    $   24,753
                                                                    ==========

     The Company recorded goodwill of $138,318 in connection with the KSP and CA acquisitions. The Company amortizes goodwill and other intangibles related to the acquisitions of KSP and CA using a straight-line method over periods ranging from three to five years. Amortization expense related to intangible assets and goodwill totaled $22,331,000 during the twelve months ended December 31, 2000.

     During the fourth quarter of 2000, the Company determined that an impairment in the carrying value of the assets related to the CA acquisition had occurred and reduced the carrying value of assets related to CA to the fair value based on the discounted future cash flows. As a result, the Company recorded an impairment of goodwill of $76,604,000 in the year ended December 31, 2000.

(5)  TRANSACTIONS WITH MICROSTRATEGY INCORPORATED

     In December 1999, the Company entered into a strategic alliance relationship with MicroStrategy, Inc. ("MicroStrategy"), resulting in a series of transactions between the two companies. MicroStrategy's products help businesses analyze customer data in order to create intelligent marketing campaigns. Because the net cash consideration from the transactions described below is significant, the Company has accounted for these transactions as monetary exchanges and has recorded them at the fair value of the elements exchanged.

     The Company agreed to pay to MicroStrategy an aggregate of $65 million in cash and the Company's common stock over the two years commencing in December 1999. In return, the Company would receive the following:

     TECHNOLOGY LICENSES - The Company received licenses for MicroStrategy's products for the purpose of developing new products using MicroStrategy technology along with distribution rights to the MicroStrategy applications incorporated as part of an eCRM solution on a royalty-free basis for 42 months. The total consideration for these licenses was $30 million and consisted of a cash payment of $10 million in December 1999 and a stock subscription for $20 million, which was settled by the Company in January 2000 through the issuance of 824,742 shares of the Company's common stock.

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

     The total consideration for the research and development workforce and the prepaid co-marketing costs is $35 million and is payable in either cash or the Company's common stock, at the Company's option on a quarterly basis over two years beginning in June 2000. Under the terms of the agreement, the per share price used to calculate the number of shares issued to settle any quarterly payment made in stock is limited to a high and low stock price of $32.66 and $19.59, respectively. During the year ended December 31, 2000, the Company issued 805,800 shares of common stock to settle $15,197,000 of the obligation plus all accrued interest.

     The Company has capitalized as a non current asset the present value of the future payment obligations to MicroStrategy, totaling $62.0 million, and is amortizing this asset to operations over the terms of the underlying arrangements, which is approximately 18 to 42 months. In the year ended December 31, 2000, the Company recorded $19,822,000 in amortization expense in the accompanying financial statements.

     Also in December 1999, MicroStrategy entered into a valued added reseller agreement and a software license agreement with the Company whereby they will receive the following licenses from the Company:

     ROYALTY-FREE DISTRIBUTION LICENSE - MicroStrategy received a royalty-free right to distribute in their Strategy.com ASP environment for 3 1/2 years the Company's Xchange eMessaging product to named affiliates of MicroStrategy's Strategy.com web service, valued at $8.0 million.

     INTERNAL-USE AND DEVELOPMENT LICENSES - MicroStrategy received perpetual internal-use and development licenses to use the Company's products, along with the initial year of support and maintenance, valued at a total of $2.0 million.

     MicroStrategy paid the Company the $8.0 million for the Xchange eMessaging product distribution over the 3 1/2 year term as MicroStrategy adds named affiliates to its Strategy.com web service. The Company will record the license fee as MicroStrategy signs up named affiliates and the payments become due. The Company is providing support to MicroStrategy under annual maintenance contracts that are billed when MicroStrategy designates affiliates. Revenues under these maintenance contracts are recognized over the period of service. In December 1999, the Company recorded total revenue of $4.5 million when MicroStrategy designated and paid for 45 named affiliates for the Xchange eMessaging product through the Strategy.com web service. The Company recorded the remaining $3.5 million of revenue under this contract during 2000 when MicroStrategy designated and paid for additional named affiliates to its Strategy.com web service. MicroStrategy paid the Company the $2.0 million for the internal-use and development licenses upon the delivery and execution of the license agreements. These products were delivered in January 2000, at which point the product revenue was recognized and the support and maintenance fees were deferred.

(6)  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, net of accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight-line method to allocate the cost of property and equipment over their estimated useful lives. Property and equipment, at cost, and their estimated useful lives are as follows:

                                                               DECEMBER 31,
                                            ESTIMATED      --------------------
                                           USEFUL LIFE       1999        2000
                                        -----------------  --------    --------
                                                               (IN THOUSANDS)
     Computers and equipment........... 4 years            $  3,872    $  9,135
     Furniture and fixtures............ 10 years              1,022       2,023
     Purchased software................ 3 years               1,891       4,000
     Leasehold improvements............ Life of the lease       429       1,581
                                                           --------    --------
                                                              7,214      16,739
     Less-- Accumulated depreciation...                       2,644       6,326
                                                           --------    --------
                                                           $  4,570    $ 10,413
                                                           ========    ========


     Depreciation expense for the years ended December 31, 1998, 1999 and 2000 was approximately $611,000, $1,600,000 and $3,716,000 respectively.

(7)  ACCRUED EXPENSES

     Accrued expenses at December 31, 1999 and 2000 consisted of the following:

                                               DECEMBER 31,
                                         -----------------------
                                           1999           2000
                                         --------       --------
                                              (IN THOUSANDS)
     Payroll and related costs........   $  2,484       $  5,719
     Accrued tax liabilities..........       --            3,171
     Other............................      2,683          7,026
                                         --------       --------
                                         $  5,167       $ 15,916
                                         ========       ========

(8)  INCOME TAXES

     For financial reporting purposes, income before taxes includes the following components:
                                 1998             1999             2000
                               --------         --------         --------
                                             (IN THOUSANDS)
     Pretax income/(loss)
        United States          $   (723)        $  2,833        $(132,603)
        Foreign                    (160)             485           (6,377)
                               --------         --------         --------
                               $   (883)        $  3,318        $(138,980)
                               --------         --------         --------


        The components of the provision for income taxes for the each of the three years in the period ended December 31, 2000 are as follows:

                                 1998             1999             2000
                               --------         --------         --------
                                             (IN THOUSANDS)
     Current
             Federal           $   --           $  1,754         $  --
             State                 --                310            --
             Foreign                111              152                9
                               --------         --------         --------
                                    111            2,216                9
                               --------         --------         --------
     Deferred
             Federal               --               --              --
             State                 --               --              --
             Foreign               --               --              --
                               --------         --------         --------
                                   --               --              --
                               --------         --------         --------
                Total          $    111         $  2,216         $      9
                               ========         ========         ========

     For the year ended December 31, 1999, the Company realized a tax benefit related to disqualifying dispositions from stock option exercises of approximately $2,213,000 with a corresponding increase in additional paid-in capital. For the years ended December 31, 1998 and 2000, a similar tax benefit was not recorded due to either the absence of disqualifying dispositions or due to the uncertainty related to the future realizability of the net operating loss carryforwards generated.

     The approximate tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets are as follows:

                                                       DECEMBER 31,
                                                -------------------------
                                                  1999             2000
                                                --------         --------
                                                      (IN THOUSANDS)

     Nondeductible expenses and reserves....    $  1,027         $  5,031
     Net operating losses acquired..........        --              6,583
     Net operating loss carryforwards.......         674           14,920
                                                --------         --------
     Deferred Tax Asset ....................       1,701           26,534
                                                --------         --------
     Valuation allowance....................      (1,701)         (26,534)
                                                --------         --------
             Net deferred tax asset.........    $    --          $    --
                                                ========         ========

     The Company has established a valuation allowance against its deferred tax asset to the extent that it cannot conclusively demonstrate that these assets "more likely than not" will be realized. In evaluating the realizability of these deferred tax assets, the Company has considered the following factors: (1) its short operating history, (2) the volatility of the industry in which it operates, (3) the operating losses incurred to date and(4) the expected future earnings impact of the MicroStrategy transaction entered into in December 1999. The Company believes that given the significance of this evidence, a full valuation reserve against its deferred tax assets is required as of December 31, 1999 and 2000. During the year ended December 31, 2000, deferred tax assets totaling $8,620,000 were acquired and fully reserved due to the uncertainty of the realization of the assets.

     The Tax Reform Act of 1986 contains provisions that may limit the amount of net operating loss and credit carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three-year period in excess of 50%, as defined. The Company believes it has experienced a change in ownership in excess of 50% and the businesses it acquired during the year ended December 31, 2000 experienced ownership changes in excess of 50%. The Company does not believe that ownership changes will significantly impact the Company's ability to utilize the net operating loss carryforwards. As of December 31, 2000, the Company had net operating loss carryforwards of approximately $59,621,000 to reduce future income taxes, if any. Of this amount, $53,023,000 expire through 2020 and $6,598,000 can be carried forward indefinitely. The net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and tax authorities within foreign jurisdictions.

     A reconciliation of the federal statutory rate to the Company's effective tax rate for each of the three years in the period ended December 31, 2000 is as follows:

                                                    1998      1999      2000
                                                   ------    ------    ------
     Provision at federal statutory rate              (34)%      34%      (34)%
     Increase (decrease) in tax resulting from:
        State income tax, net of federal benefits    --           6        (3)
        Foreign income taxes                           13      --        --
        eXstatic pre-acquisition losses              --           7      --
        eXstatic acquisition expenses                --          16      --
        Non-deductible goodwill                      --        --          27
        Change in valuation allowance                  34         7        10
        Other, net                                   --          (3)     --
                                                   ------    ------    ------
                    Effective tax rate                 13%       67%     --  %
                                                   ======    ======    ======

(9)  CONVERTIBLE NOTES

     (A) NOTE PAYABLE TO INSIGHT CAPITAL PARTNERS

     On December 15, 2000, Insight Venture Associates IV, L.L.C., through four of its affiliated funds (collectively, "Insight"), entered into a note purchase agreement with the Company that provided for the issuance by the Company of up to $4,000,000 of convertible promissory notes (the "December 2000 Notes"). The December 2000 Notes accrued interest at 9% per annum, matured on January 10, 2001 and were automatically convertible into the next round of the Company's equity financing. On January 10, 2001, the aggregate outstanding principal amount of the December 2000 Notes ($1,500,000) was converted into shares of the Company's Series A Preferred Stock (See Note 18).

     (B) NOTES PAYABLE TO FORMER CUSTOMER ANALYTICS SHAREHOLDERS

     In connection with the acquisition of Customer Analytics, Inc. ("CA"), the Company entered into subordinated note agreements with certain former shareholders of CA in the amount of $5,000,000. The notes bear interest at 5%. $2,875,000 of the notes are due on December 31, 2000 and $2,125,000 are due on June 1, 2002 or upon the sale of the Company's common stock with net proceeds of at least $75,000,000 or the closing of a senior debt facility with a commercial lender with a borrowing capacity of at least $20,000,000. The Company has discounted the long-term portion of the notes due in June 2002 at a rate of 10%. In January 2001, the Company repaid $2,460,000 of the notes outstanding plus all accrued interest.

(10) COMMITMENTS

         The Company leases certain facilities, equipment, and technology under noncancellable operating and capital lease agreements. The leases expires at various dates through 2005. The Company has letters of credit outstanding with a bank for $2,361,500 as collateral on its leased facilities and certain equipment. Total rent expense, net of sublease rental income, under these agreements was approximately $956,000, $1,646,000 and $3,105,000 for the years ended December 31, 1998, 1999, and 2000, respectively. For the year ended December 31, 2000, sublease rent income was $958,000.

     At December 31, 2000, the minimum lease commitments for all leased facilities and equipment with an initial or remaining term in excess of one year are as follows:

                                               OPERATING           CAPITAL
     FOR THE YEAR ENDING DECEMBER 31,            LEASES            LEASES
                                               ----------        ----------
                                                       (IN THOUSANDS)
     2001.....................................      3,419             2,295
     2002.....................................      2,758             1,125
     2003.....................................      2,808             --
     2004.....................................      1,497             --
     2005.....................................         82             --
                                               ----------        ----------
          Total minimum payments.............. $   10,564        $    3,420
                                               ==========        ==========
     Amount representing interest.............                          342
     Present value of minimum lease payments..                   $    3,078
                                                                 ==========

     As of December 31, 2000, the Company had three outstanding sublease agreements that will reduce future rent expense by approximately $506,000 for the year ended December 31, 2001.

(11) PREFERRED STOCK

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

     The Company loaned $125,000 to an officer for the purchase of approximately 38,000 shares of Series B Preferred Stock from another stockholder. The loan is evidenced by a note that bears interest at the prime rate and is secured by the 38,000 shares of Series B Preferred Stock the officer purchased. The Company has accounted for this loan as a stock subscription receivable classified as Due from Officer in the accompanying consolidated statements of stockholders' equity as of December 31, 1999. In October 2000, the loan, plus all accrued interest, was repaid to the Company.

     On December 4, 1997, the Company authorized an additional 1,223,954 shares of $.001 par value Preferred Stock and designated these shares as Series C Convertible Preferred Stock (the "Series C Preferred Stock"). The 1,223,954 shares of the Series C Preferred Stock were sold to venture capital investors at a price of $3.268 per share, with net proceeds to the Company of $3,987,000.

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

(12) STOCKHOLDERS' EQUITY

     (A) COMMON STOCK

     At incorporation, the Company authorized 10,000,000 shares of $.001 par value common stock. In March 1997, December 1997 and July 1998, the Company amended its certificate of incorporation to increase the number of authorized shares of $.001 par value common stock to a total of 30,000,000 shares. On February 29, 2000 the Company's shareholders approved an increase in the authorized shares of $.001 par value common stock to a total of 150,000,000 shares.

     On January 28, 2000, the Company's Board of Directors approved a 2 for 1 stock split, to be effected in the form of a stock dividend. On March 17, 2000, the Company paid the stock dividend to all shareholders of record on March 3, 2000. All share and per share amounts in the accompanying financial statements have been adjusted to reflect the stock split.

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

     According to the Restricted Stock Agreements, if an employee ceases to provide services to the Company either as a consultant or employee prior to the third anniversary of the date of hire, the Company has the right to repurchase the unvested stock from the employee at the price paid by the employee. Since inception, the Company has repurchased an additional 199,815 shares of unvested common stock at $0.001 per share from other terminated employees. As of December 31, 2000, all outstanding shares of restricted common stock were fully vested.

(13) STOCK OPTIONS

     (A) 1996 STOCK OPTION PLAN

     In November 1996, the Company adopted the 1996 Stock Incentive Plan (the "1996 Plan"), pursuant to which 6,249,926 shares of the Company's common stock were reserved for issuance. The 1996 Plan provides for the grant of incentive stock options, nonqualified stock options and restricted common stock to officers, employees and directors who are also employees of the Company. Non-employee directors and outside consultants to the Company are eligible to receive nonqualified options and restricted common stock only.

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

     (B) 1998 STOCK OPTION PLAN

     In July 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan"), pursuant to which 5,400,000 additional shares of the Company's common stock were reserved for future issuance. In June 2000, the number of shares authorized for issuance under the plan was increased from 5,400,000 to 9,400,000 and an additional 4,000,000 shares of the Company's common stock was reserved for the issuance of stock options in connection with the plan. The 1998 Plan provides for the grant of incentive stock options and nonqualified stock options to officers and employees of the Company. The 1998 Plan is administered by the Board of Directors, which determines the fair market value and the purchase price for such options. Options generally vest over a four-year period and expire 10 years from the date of grant. The shares subject to options that expire or are not exercised for other reasons will be available for future grant under the 1998 Plan. In addition, the 1998 Plan provides for the granting of time accelerated incentive stock options.

     (C) 1998 DIRECTORS STOCK OPTION PLAN

     In July 1998, the Company adopted the 1998 Board of Directors Plan (the "1998 Directors Plan"), pursuant to which 200,000 shares of the Company's common stock were reserved for future issuance under the plan. The 1998 Directors Plan provides for the grant of nonqualified stock options and restricted common stock to non-employee directors of the Company. The 1998 Directors Plan is administered by the Board of Directors, which determines the fair market value and the purchase price for such options. Options generally vest over a four-year period and expire 10 years from the date of grant. The shares subject to options that expire or are not exercised for other reasons will be available for future grant under the 1998 Directors Plan.

     (D) SUMMARY OF OPTION ACTIVITY

     Stock option activity for the years ended December 31, 1998, 1999, and 2000 is as follows:

                                                                                    WEIGHTED
                                                NUMBER OF           RANGE OF        AVERAGE
                                                 SHARES         EXERCISE PRICES  EXERCISE PRICE
                                              ------------       --------------    -----------
     Outstanding, December 31, 1997.......       2,798,450       $0.33 -- $0.68        0.37
          Granted.........................       3,427,364        0.44 --  7.25        4.29
          Exercised.......................        (168,420)       0.33 --  0.68        0.35
          Canceled........................      (1,000,414)       0.33 --  7.25        5.49
                                              ------------       --------------       -----
     Outstanding, December 31, 1998.......       5,056,980       $0.33 -- $5.50       $2.02
                                              ============       ==============       =====
          Granted.........................       2,643,676        0.43 -- 17.50       10.86
          Exercised.......................      (1,008,086)       0.33 -- 14.91        1.22
          Canceled........................        (558,280)       0.33 -- 17.50        6.00
                                              ------------       --------------       -----
     Outstanding, December 31, 1999.......       6,134,290       $0.33 --$17.50       $5.60
                                              ============       --------------       =====
          Granted.........................       5,173,705        1.29 -- 47.75       30.83
          Exercised.......................      (1,969,571)       0.33 -- 24.28        2.85
          Canceled........................      (4,841,769)       0.33 -- 47.75       28.74
                                              ------------       --------------       -----
     Outstanding, December 31, 2000.......       4,496,655       $0.33 --$47.75      $10.88
                                              ============       --------------       =====

     Exercisable, December 31, 2000.......       1,284,714       $0.33 --$47.75       $6.50
                                              ============       --------------       =====
     Exercisable, December 31, 1999.......       1,992,994       $0.33 --$14.91       $2.33
                                              ============       --------------       =====
     Exercisable, December 31, 1998.......       1,497,815       $0.33 -- $5.50       $0.93
                                              ============       --------------       =====

                                   OPTIONS OUTSTANDING                         OPTIONS  EXERCISABLE
                     ------------------------------------------------     -----------------------------
   RANGE OF         OUTSTANDING AS  WEIGHTED AVERAGE  WEIGHTED-AVERAGE  EXERCISABLE AS  WEIGHTED AVERAGE
EXERCISE PRICES      OF 12/31/00     REMAINING LIFE    EXERCISE PRICE     OF 12/31/00    EXERCISE PRICE
---------------      -----------     --------------    --------------     -----------    --------------
$  .33 --  1.35          873,835          5.6             $  0.52             349,887       $  0.49
$ 1.36 --  3.49          753,448          6.8             $  2.49             280,996       $  2.02
$ 3.50 --  6.49          554,603          7.4             $  5.03             243,484       $  5.03
$ 6.50 -- 10.49          703,991          7.4             $  8.81             144,966       $  8.96
$10.50 -- 14.50          564,200          7.4             $ 12.96             100,309       $ 13.19
$14.50 -- 19.49          224,865          6.0             $ 16.04             112,797       $ 16.56
$19.50 -- 25.49          341,530          7.5             $ 21.19              21,946       $ 22.15
$25.50 -- 34.49          238,246          8.4             $ 33.13               2,585       $ 33.13
$34.50 -- 47.75          241,937          5.6             $ 47.75              27,744       $ 47.75
---------------      -----------     --------------    --------------     -----------    --------------
                       4,496,655          6.8             $ 10.88           1,284,714       $  6.50
                     ===========     ==============    ==============     ===========    ==============

     In connection with the acquisitions of eXstatic, KSP, and CA, the Company assumed the existing stock option plans of the acquired companies. No additional stock options may be granted under these plans. The historical stock option activity of eXstatic, which was accounted for under the pooling of interest method, has been reflected in the Company's historical stock option activity above. In connection with the acquisitions of KSP and CA, the Company assumed 134,851 and 714,785 outstanding stock options, respectively, which have been included in the stock option activity above as granted in the year ended December 31, 2000.

     In connection with certain stock option grants in 1997 and 1998, the Company has recorded a total of $1,101,000 of deferred compensation expense, which is being amortized and charged to operations over the four-year vesting period of the related options. Total option-related compensation expense pertaining to these grants was $241,000, $258,000 and $212,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

     On November 10, 1998, the Company amended the terms of all Stock Option Agreements granted between May 1, 1998 and September 30, 1998, whereby the exercise prices on options to purchase 638,200 shares of common stock were reduced to $5.00 per share.

     In December 2000, the Company offered employees the opportunity to participate in a program, pursuant to which each employee could elect to replace certain outstanding options with new options on a one-for-one basis. The new options will be granted six months and one day following the cancellation date of the existing stock options with an exercise price equal to the fair value of the Company's common stock as of the close of business on the day immediately preceeding the date of the new grant. The grant of the new options is conditioned upon the employees' employment by the Company on the date of the new option grant. A total of 3,219,036 stock options were cancelled in December 2000 in connection with this program.

     As of December 31, 2000, the Company had 4,397,891, 7,201,824 and 135,000
shares available for future issuance under the 1996 Stock Option Plan, 1998 Stock Option Plan and the Directors Stock Option Plan, respectively.

     (E) PRO FORMA STOCK-BASED COMPENSATION

     The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted during 1998, 1999 and 2000 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used were as follows:

                                                     YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                                 1998        1999        2000
                                              ---------   ---------   ---------
    Risk-free interest rate..................      5.40%       5.54%       6.15%
    Expected dividend yield..................        --          --          --
    Expected lives...........................   4 years     4 years     4 years
    Expected volatility......................        79%       75.5%       94.1%
    Weighted average grant date fair value...     $1.23       $2.60      $23.18
    Weighted average remaining contractual
       life of options outstanding........... 8.3 years   7.9 years   6.8 years

    Had compensation expense for the Company's stock option plans been determined consistent with SFAS No. 123, net loss and net loss per share would have been approximately as follows:

                                                   YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                                1998        1999        2000
                                             ---------   ---------   ---------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
     As reported
       Net income (loss) applicable to
         common Stockholders.................$  (1,174)  $   1,098   $(138,989)
                                             =========   =========   =========
       Basic net income (loss) per share.....$   (0.13)  $    0.05   $   (4.84)
       Diluted net income (loss) per share...$   (0.13)  $    0.04   $   (4.84)
                                             =========   =========   =========
     Pro forma
       Net loss applicable to common
         stockholders........................$  (3,327)  $  (5,069)  $(152,374)
                                             =========   =========   =========
       Basic and diluted net loss per share..$   (0.38)  $   (0.22)  $   (5.31)
                                             =========   =========   =========

(14) EMPLOYEE STOCK PURCHASE PLAN

     In July 1998, the Company adopted an Employee Stock Purchase Plan (the "ESPP"),whereby employees, at their option, can purchase shares of Company common stock. This is done through a payroll deduction at the lower of 85% of the fair market value on the first day of the ESPP offering period or the end of each six-month period. The ESPP expires at the earlier of December 31, 2008 or the date on which all shares available for issuance have been sold. The Company has reserved 400,000 shares of common stock for issuance under the ESPP. At December 31, 2000 employees have purchased 47,701 shares through the ESPP and 352,299 shares are available for future purchases.

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

(16) SEGMENT AND ENTERPRISE WIDE REPORTING

     The Company has adopted SFAS No. 131 DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis of each reportable segment of an enterprise. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision maker or decision making group, in deciding how to allocate resources and assess performance. Unless impracticable, companies are required to restate prior period information upon adoption. To date, the Company has viewed its operations and managed its business as principally one segment. As a result, the financial information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

     Revenues by geographic destination as a percentage of total revenues are as follows:
                                 YEARS ENDED DECEMBER 31,
                             --------------------------------
                               1998        1999        2000
                             --------    --------    --------
     United States.........        68%         77%         68%
     Australia.......            --          --            12
     United Kingdom........        14           8           6
     Canada................        14           2           0
     Germany...............         2           1           2
     Japan.................      --             3           1
     Other.................         2           9          11
                             --------    --------    --------
                                  100%        100%        100%
                             ========    ========    ========

     The Company established a foreign subsidiary in the United Kingdom in July 1997, Australia in April 1998 and Japan in 2000. Operations in various geographic areas, since the inception of those entities, are summarized as follows:

                                      UNITED       UNITED
                                      STATES      KINGDOM    AUSTRALIA      JAPAN   ELIMINATIONS CONSOLIDATED
                                    ---------    ---------   ---------    ---------   ---------   ---------
     Year Ended December 31, 1998
          Total revenues ........   $  22,813    $   4,764   $     304    $   --      $  (1,707)  $  26,174
                                    =========    =========   =========    =========   =========   =========
          Net income (loss) .....   $    (701)   $      81   $    (374)   $   --      $   --      $    (994)
                                    =========    =========   =========    =========   =========   =========
          Identifiable assets ...   $  31,416    $   2,127   $     367    $   --      $  (1,924)  $  31,986
                                    =========    =========   =========    =========   =========   =========

     Year Ended December 31, 1999
          Total revenues ........   $  37,268    $   7,592   $   2,402    $   --      $  (3,962)  $  43,301
                                    =========    =========   =========    =========   =========   =========
          Net income ............   $     612    $     380   $     106    $   --      $    --     $   1,098
                                    =========    =========   =========    =========   =========   =========
          Identifiable assets ...   $ 115,378    $   4,595   $   1,321    $   --      $  (6,229)  $ 115,065
                                    =========    =========   =========    =========   =========   =========

     Year Ended December 31, 2000
          Total revenues ........   $  54,250    $   7,785   $   2,798    $   --      $  (3,257)  $  61,576
                                    =========    =========   =========    =========   =========   =========
          Net loss ..............   $(130,030)   $  (4,885)  $    (621)   $    (196)  $  (3,257)  $(138,989)
                                    =========    =========   =========    =========   =========   =========
          Identifiable assets ...   $ 165,109    $   4,033   $   1,145    $      31   $   8,011   $ 162,307
                                    =========    =========   =========    =========   =========   =========

     The following table summarizes the number of customers that individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenues and accounts receivable.

                                             REVENUE                    ACCOUNTS RECEIVABLE
                                     ----------------------         --------------------------
                                                   PERCENT OF                       PERCENT OF
                                     NUMBER OF       TOTAL          NUMBER OF     TOTAL ACCOUNT
                                     CUSTOMERS      REVENUE         CUSTOMERS      RECEIVABLES
                                     ---------      -------         ---------      -----------
     December 31, 1998............       1             12               3              47
     December 31, 1999............       2             22               1              12
     December 31, 2000............       1             10               *               *

(17) ALLOWANCE FOR DOUBTFUL ACCOUNTS

     A summary of the allowance for doubtful accounts is as follows:

                                                    DECEMBER 31,
                                           ------------------------------
                                            1998        1999        2000
                                           ------      ------      ------
                                                   (IN THOUSANDS)
     Balance, beginning of period ......   $  216      $  317      $  375
       Provision for doubtful accounts .      150         231         717
       Write-offs ......................      (49)       (173)       --
                                           ------      ------      ------
     Balance, end of period ............   $  317      $  375      $1,092
                                           ======      ======      ======

(18) SUBSEQUENT EVENTS

     (A) SALE OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In January 2000, the Company designated 5,330,000 shares of its Preferred Stock, $.001 par value, as Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock"). The Company issued 5,325,645 shares at a purchase price of $1.2632 per share resulting in gross proceeds of $6,727,355. Each share of Series A Preferred Stock accrues cumulative dividends at a rate of 10% per annum. The holders of the Series A Preferred Stock may require the Company to redeem outstanding shares at any time after January 10, 2004 for an amount equal to a 3% premium over the purchase price per share plus all accrued and unpaid dividends. Each share of Series A Preferred Stock is convertible into the number of shares of the Company's common stock equal to the initial purchase price plus all accrued and unpaid dividends divided by the Conversion Price ($1.2632). The conversion is subject to adjustment for certain dilutive events, as defined.

     (B) ADDITIONAL FINANCING

     On February 20, 2001, the Company issued a 9% Bridge Promissory Note (the "February Note") and a warrant to purchase up to 108,877 shares of the Company's common stock (the "February Warrant") to Insight for an aggregate purchase price of $3.0 million. The February Warrant is exercisable at any time after April 30, 2001 and on or prior to February 15, 2011 at an exercise price of $2.7554 per share.

     On March 28, 2001, the Company issued a 10% Bridge Promissory Note (the "March Note") and a warrant to purchase up to 294,118 shares of the Company's common stock (the "March Warrant") to Insight for an aggregate purchase price of $1.5 million. The March Warrant is exercisable at any time after June 2001 and on or prior to March 28, 2011 at an exercise price of $1.53 per share.

       On April 16, 2001, the Company received an undertaking letter from Insight which included the following terms:

               o Insight will refinance the February Note and the March Note with a new $4.5 million promissory note (the "New Note") which bears interest at 12% per annum and matures on January 15, 2002 (the Initial Financing).

               o If the Company requires additional financing to support its ongoing business operations, Insight has agreed to provide up to $13.5 million of additional financing (the "Additional Financing"). The Additional Financing will be available at any time from April 16, 2001 through the earlier of December 31, 2001 or the consummation of a "Sale of the Corporation" as defined in the Company's Series A Preferred Stock documents. Subject to the terms of the undertaking letter, the Additional Financing will be available provided that the Company has used its best efforts to obtain financing from other investors and has not been successful in obtaining such financing. The terms of the Additional Financing will be negotiated in good faith at the time the financing is provided, but in no event will any debt securities purchased by Insight have a maturity prior to January 15, 2002.

       In connection with the above, the Company has agreed to issue a new warrant for the purchase of 681,818 shares of the Company's common stock (the "Replacement Warrant"), which replaces the February and March Warrants. The Replacement Warrant is exercisable at any time prior to ten years from the date of issue at an exercise price equal to the lowest closing price per share of the Company's common stock between February 20, 2001 and the earliest of (x) the date of exercise of the Replacement Warrant, (y) the date of repayment of the New Note and (z) the date of conversion of all of the obligations outstanding under the New Note. In connection with the Additional Financing, the Company issued a warrant (the "Additional Financing Warrant") for the purchase of a minimum of 818,182 up to a maximum of 1,519,091 of the Company's common shares. The actual number of shares will be determined based on the duration that the financial commitment remains in place. The warrants have an exercise price equal to the lowest closing price per share of the Company's common stock from April 16, 2001 until the earlier of (a) the date of first exercise of the Additional Financing Warrant and (b) the earliest of (i) December 31, 2001, (ii) the date that Insight obligations, if any, with respect to the Additional Financing, terminate due to notification from the Company to that effect and (iii) the date of the consummation of a "Sale of the Corporation" as defined in the Company's Series A Preferred Stock documents. The Additional Financing Warrant expires on April 16, 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the section entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 25, 2001, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year to which this Annual Report on Form 10-K relates. Certain information concerning the registrant's executive officers is included under the caption "Executive Officers of the Registrant" at pages 9-10 following
Part I, Item 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the section entitled "Executive Compensation" included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 25, 2001,which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year to which this Annual Report on Form 10-K relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the section titled "Voting Securities" included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 25, 2001, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year to which this Annual Report on Form 10-K relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section "Compensation Committee Interlocks, Insider Participation and Certain Transactions" included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 25, 2001, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year to which this Annual Report on Form 10-K relates.

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (A)(1) FINANCIAL STATEMENTS.

     Financial statements are shown in the index and other information on page 30 of this report

     (A)(2) SCHEDULES.

     All schedules have been omitted because either they are not required, are not applicable or the information is otherwise set forth in the Consolidated Financial Statements and notes thereto.

     (A)(3) EXHIBITS. The following is a list of exhibits filed herewith or incorporated by reference herein:

   EXHIBITS
   --------
     3.1* Form of Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1, dated July 22, 1998, File No.333-59613)
     3.2*    Form of Amended and Restated By-laws of the Registrant (filed as
             Exhibit 3.2 to the Company's Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
     4.1* Specimen Certificate for Shares of the Registrant's Common Stock, $.001 par value (filed as Exhibit 4.1 to Pre-Effective No. 3 to the Company's Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
     4.2* Amended and Restated Registration Rights Agreement dated December 4, 1997 (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
     10.1* Form of 1998 Stock Incentive Plan, with related forms of stock option agreements (filed as Exhibit 10.1 to Pre-Effective No. 1 to the Company's Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
     10.2* 1996 Stock Incentive Plan, as amended, with related forms of stock option agreements and form of restricted stock agreement (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
     10.3* Form of 1998 Director Stock Option Plan, with related form of stock option agreement. (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
     10.4* Form of 1998 Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
     10.5* 401(k) Plan (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
     10.6* Employment Agreement, dated November 15, 1996, between the Registrant and Andrew J. Frawley (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613).
     10.7* Restricted Stock Agreement, dated November 8, 1996, between the Registrant and Andrew J. Frawley (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613).
     10.8* Consulting Agreement, dated March 18, 1997, between the Registrant and Exchange Marketing Group, LLC (filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
     10.9* Stock Purchase and Waiver Agreement, dated December 4, 1997 (filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
     10.10* Promissory Note, dated December 4, 1997, by Andrew J. Frawley payable to the Registrant (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
     10.11* Amended and Restated Stockholders Agreement dated December 4, 1997 (filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
     10.12* Letter Agreement, dated December 22, 1997, between the Registrant and Fleet National Bank, as amended, and the related Promissory Note (filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
     10.13*  Office lease for 89 South Street, Boston, Massachusetts (filed as
             Exhibit 10.17 to the Company's Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
     10.14* Consulting Agreement, dated March 18, 1997, between the Registrant and Exchange Marketing Group, LLC (filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
     10.15* Payment and Registration Rights Agreement, dated December 28, 1999, between the Registrant and MicroStrategy, Inc. (filed as Exhibit
             10.20 to the Company's Annual Report on Form 10-K, dated March 30, 2000, File No. 000-24679)
     10.16* Software Development and OEM Agreement, dated December 28, 1999, between the Registrant and MicroStrategy, Inc. (filed as Exhibit
             10.21 to the Company's Annual Report on Form 10-K, dated March 30, 2000, File No. 000-24679)
     10.17* Value Added Reseller Agreement, dated December 28, 1999, between the Registrant and MicroStrategy, Inc. (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K, dated March 30, 2000, File No. 000-24679)
     10.18   Agreement relating to stock options, dated December 1, 2000
     10.19 Form of Undertaking Letter, dated April 16, 2001, between Xchange and Insight
     10.20   Form of Warrant, dated April 16, 2001, issued to Insight by Xchange
     21.1* Subsidiaries of Registrant (filed as Exhibit 21.1 to the Company's Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
     23.1    Consent of Arthur Andersen LLP, Independent Public Accountants


      *  Incorporated by reference

     (B) Current Reports on Form 8-K:

         1.    Form 8-K dated January 24, 2001, Items 5 and 7.
         2.    Form 8-K dated April 12, 2001, Items 5 and 7.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant, Exchange Applications, Inc., has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on this 16th day of April, 2001.

                                          EXCHANGE APPLICATIONS, INC.

                                          By:  /s/ ANDREW J. FRAWLEY
                                               -----------------------------
                                               ANDREW J. FRAWLEY
                                               CHAIRMAN OF THE BOARD, PRESIDENT
                                               AND CHIEF EXECUTIVE OFFICER


     Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated:

           SIGNATURE                       TITLE                                DATE
           ---------                       -----                                ----

     /s/ ANDREW J. FRAWLEY          Chairman of the Board,                  April 16, 2001
     -------------------------      President, Chief Executive
         ANDREW J. FRAWLEY          Officer and Director (Principal
                                    Executive Officer)


     /s/ GEORGE ABATJOGLOU*         Vice President, Chief                   April 16, 2001
     -------------------------      Financial Officer, Treasurer
     GEORGE ABATJOGLOU              (Principal Financial and
                                    Accounting Officer)


     /s/ DEAN F. GOODERMOTE*        Director                                April 16, 2001
     -------------------------
         DEAN F. GOODERMOTE


     /s/ WILLIAM K.BRYANT*          Director                                April 16, 2001
     -------------------------
         WILLIAM BRYANT


     /s/ RAMANAN RAGHAVENDRAN*      Director                                April 16, 2001
     -------------------------
         RAMANAN RAGHAVENDRAN


     /s/ DEVAN PAREKH*              Director                                April 16, 2001
     -------------------------
         DEVAN PAREKH