Form 10-Q
period 2001-03-31
EXCHANGE APPLICATIONS INC
filed 2001-05-15
CIK 1065857

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



           [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 2001.


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

    Number of Shares 33,546,408                  Outstanding as of May 5, 2001
                                                                   -----------

================================================================================

                           Exchange Applications, Inc.

               Form 10-Q for the Three Months Ended March 31, 2001


                                Table of Contents



                          PART I. FINANCIAL INFORMATION                    Page
                                                                          Number
Item 1.   Financial Statements (unaudited):

          Consolidated Balance Sheets as of March 31, 2001
          and December 31, 2000                                              3

          Consolidated Statements of Operations for the
          three months ended March 31, 2001 and 2000                         4

          Consolidated Statements of Cash Flows for the
          three months ended March 31, 2001 and 2000                         5

          Notes to Consolidated Financial Statements                         7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operation                      10

Item 3.   Quantitative and Qualitative Disclosure
          about Market Risk                                                 17



                           PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders               18

Item 6.   Exhibits and Reports on Form 8-K                                  18


          Signatures                                                        21

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   DECEMBER 31,     MARCH 31,
                                       ASSETS                          2000           2001
                                                                    ----------     ----------
Current assets:
  Cash and cash equivalents ...................................          8,617          7,072
  Accounts receivable, net of allowance for doubtful accounts .         16,969         12,777
  Prepaid expenses and other current assets ...................          4,270          4,153
                                                                    ----------     ----------
       Total current assets ...................................         29,856         24,002

Property and equipment, net ...................................         10,413         10,391
Non current assets from MicroStrategy Incorporated transaction          42,406         37,500
Goodwill ......................................................         44,980         42,379
Other intangible assets .......................................         24,753         22,224
Other assets ..................................................          9,899          9,728
                                                                    ----------     ----------
       Total assets ...........................................        162,307        146,224
                                                                    ==========     ==========

                  LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
                         STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................          5,717          4,329
  Accrued expenses ............................................         15,916         15,034
  Current portion of MicroStrategy Incorporated obligation ....         16,833         11,338
  Current portion of note payable to certain former shareholders
    of Customer Analytics .....................................          2,875            415
  Note payable to Insight Capital Partners ....................          1,500          4,249
  Current portion of capital leases ...........................          1,987          2,127
  Deferred revenue ............................................          8,636          8,331
                                                                    ----------     ----------
       Total current liabilities ..............................         53,464         45,823

Long term portion of capital leases ...........................          1,091            601
Long term portion of note payable to certain former shareholders
  of Customer Analytics .......................................          1,965          1,992
Redeemable Convertible Preferred Stock ........................           --            4,362

Stockholders' equity:
  Preferred Stock; $.001 par value--
    10,000,000 shares authorized, zero shares and 5,325,645
    shares outstanding at December 31, 2000 and March 31,
    2001, respectively ........................................           --             --
  Common Stock, $.001 par value--
    150,000,000 shares authorized;  32,970,359 and 33,472,911
    shares issued at December 31, 2000 and March 31, 2001,
    respectively ..............................................             33             34
  Additional paid-in capital ..................................        250,656        258,901
  Accumulated deficit .........................................       (144,502)      (165,199)
  Deferred compensation .......................................           (204)           (89)
  Cumulative translation adjustment ...........................           (196)          (201)
  Treasury stock, at cost; 366,565 shares at March 31, 2001
    and December 31, 2000, respectively .......................           --             --
                                                                    ----------     ----------
       Total stockholders' equity .............................        105,787         93,446
                                                                    ----------     ----------
       Total liabilities and stockholders' equity .............        162,307        146,224
                                                                    ==========     ==========

                   The accompanying notes are an integral part of these consolidated financial statements.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         2000             2001
                                                                     ------------     ------------
Revenues:
  Software license fees .........................................    $     10,262     $      9,045
  Services and maintenance ......................................           4,900            6,715
                                                                     ------------     ------------
       Total revenues ...........................................          15,162           15,760
Cost of revenues:
  Software license fees .........................................             141              203
  Services and maintenance ......................................           3,343            4,514
                                                                     ------------     ------------
       Total cost of revenues ...................................           3,484            4,717
                                                                     ------------     ------------
Gross profit ....................................................          11,678           11,043
Operating expenses:
  Sales and marketing ...........................................           4,841           10,280
  Research and development ......................................           3,212            6,221
  General and administrative ....................................           1,945            4,241
  Amortization of goodwill and intangibles ......................            --              5,130
  Amortization of MicroStrategy non current asset ...............           4,905            4,906
                                                                     ------------     ------------
       Total operating expenses .................................          14,903           30,778
                                                                     ------------     ------------
Loss from operations ............................................          (3,225)         (19,735)
Interest income (expense):
  Interest income ...............................................             475               54
  Interest expense related to capital leases and notes payable ..            --               (256)
  Interest expense associated with the MicroStrategy obligation .            (645)            (339)
                                                                     ------------     ------------
       Total interest income (expense), net .....................            (170)            (541)
                                                                     ------------     ------------
Loss before provision for income taxes ..........................          (3,395)         (20,276)
Provision for income taxes ......................................            --                  6
                                                                     ------------     ------------
Net loss ........................................................    $     (3,395)    $    (20,282)
                                                                     ============     ============
Accretion to redemption value of Series A Redeemable
Convertible Preferred Stock .....................................            --                415
Net loss available to common stockholders .......................    $     (3,395)    $    (20,697)
                                                                     ============     ============
Net loss per common share (Note 2(c)):

Basic net loss per share applicable to common stockholders ......    $      (0.14)    $      (0.63)
                                                                     ============     ============
Diluted net loss per share applicable to common stockholders ....    $      (0.14)    $      (0.63)
                                                                     ============     ============
Basic weighted average  common shares outstanding ...............      25,654,120       32,817,460
                                                                     ============     ============
Diluted weighted average  common shares outstanding .............      25,654,120       32,817,460
                                                                     ============     ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                     2000         2001
                                                                   --------     --------
Cash flows from operating activities:

Net loss ......................................................    $ (3,395)    $(20,282)
  Adjustments to reconcile net loss to net cash used
    in operating activities
  Depreciation and other amortization .........................         610        1,305
  Amortization of MicroStrategy asset .........................       4,905        4,906
  Compensation expense associated with stock options ..........          62           31
  Non cash interest expense related to MicroStrategy obligation         645          339
  Non cash interest related to notes payable to Customers
    Analytics shareholders ....................................        --             27
  Non cash interest expense related to notes payable to Insight
    Capital Partners ..........................................        --             74
  Amortization of goodwill and intangibles ....................        --          5,130
  Changes in operating assets and liabilities--
     Accounts receivable ......................................      (1,021)       4,192
     Prepaid expenses and other current assets ................         931          117
     Accounts payable .........................................         590       (1,388)
     Accrued expenses .........................................      (1,591)        (882)
     Deferred revenue .........................................      (2,387)        (305)
                                                                   --------     --------
       Net cash used in operating activities ..................        (651)      (6,736)
                                                                   --------     --------

Cash flows from investing activities:
  Purchases of marketable securities ..........................        (528)        --
  Purchases of property and equipment .........................      (2,491)      (1,151)
  (Increase) decrease in other assets .........................        (149)         171
                                                                   --------     --------
       Net cash used in investing activities ..................      (3,168)        (980)
                                                                   --------     --------

Cash flows from financing activities:
  Proceeds from the issuance of Series A Redeemable Convertible
  Preferred Stock, net of issuance costs ......................        --          4,587
  Proceeds from the issuance of notes payable to Insight
    Capital Partners ..........................................        --          4,432
  Repayments under capital leases .............................        --           (482)
  Repayment of notes payable to Customer Anayltics shareholders        --         (2,460)
  Issuance of common stock under ESPP .........................         209         --
  Exercise of common stock options ............................       1,840           99
                                                                   --------     --------
       Net cash provided by financing activities ..............       2,049        6,176
                                                                   --------     --------
  Effect of exchange rate changes on cash and cash equivalents          (36)          (5)
                                                                   --------     --------
  Net decrease in cash and cash equivalents ...................      (1,806)      (1,545)
                                                                   --------     --------
  Cash and cash equivalents, beginning of period ..............      14,678        8,617
                                                                   --------     --------
  Cash and cash equivalents, end of period ....................    $ 12,872     $  7,072
                                                                   ========     ========

                   The accompanying notes are an integral part of these consolidated financial statements


Supplemental disclosure of cash flow information --
  Cash paid for interest............................................    $       --      $         34
                                                                        ============    ============
  Cash paid for income taxes........................................    $        127    $          6
                                                                        ============    ============

Supplemental disclosure of non cash financing and investing activities:

In connection with the acquisition of Knowledge Stream Partners on March 31, 2000, the following non-cash transaction occurred:

  Fair value of assets acquired ....................................    $    (42,769)   $       --
  Fair value of liabilities assumed ................................           2,760            --
  Issuance of common stock and stock options .......................          39,579            --
                                                                        ------------    ------------
  Acquisition costs ................................................    $        430    $       --
                                                                        ============    ============

Effect of beneficial conversion feature on Series A Redeemable
Convertible Preferred Stock.........................................    $       --      $      2,094
                                                                        ============    ============
Issuance of warrants to Insight Capital Partners ...................    $       --      $        257
                                                                        ============    ============
Accretion of dividends and discount on Series A Redeemable
Convertible Preferred Stock.........................................    $       --      $        201
                                                                        ============    ============
Accretion of discount, offering costs, and beneficial conversion
feature on issuance of Series A Redeemable Preferred Stock..........    $       --      $        214
                                                                        ============    ============
Conversion of notes payable to Insight Capital Partners into
Series A Redeemable Convertible Preferred Stock.....................    $       --      $      1,500
                                                                        ============    ============
Equipment acquired under capital lease .............................    $       --      $        132
                                                                        ============    ============












                   The accompanying notes are an integral part of these consolidated financial statements.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  BACKGROUND AND BASIS OF PRESENTATION

     Exchange Applications, Inc. and its subsidiaries (the "Company"), doing business as Xchange Inc., provides Customer Relationship Management ("CRM") solutions that help companies earn a greater share of their customers' business through relevant, personalized customer communications. Xchange provides an open-platform CRM software and services solution that enables clients to customize offers based on profile information, synchronize offers across all customer channels in real-time and track the responses. This solution provides companies with the opportunity to improve their acquisition and retention of customers and increase customer relationship profitability.

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of Exchange Applications, Inc. and its wholly owned subsidiaries.

     (B)  INTERIM FINANCIAL REPORTING

     Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the operating results for the interim periods ended March 31, 2000 and 2001, respectively. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2001.

     (C) NET INCOME (LOSS) PER SHARE

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, basic and diluted net loss per common share for the three months ended March 31, 2000 and 2001 is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Diluted weighted average shares outstanding for the three months ended March 31, 2000 and 2001 exclude the potential common shares from stock options, warrants and Series A Redeemable Convertible Preferred Stock because to include such shares would have been antidilutive. As of March 31, 2001 and 2001, 5,329,452 and 7,409,581 potential common shares were outstanding.

(D)  COMPREHENSIVE INCOME (LOSS)

     The Company has adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS No. 130"). SFAS No. 130 requires that items defined as other comprehensive income (loss), such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income (loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income
(loss) for the three months ended March 31, 2000 and 2001 are as follows (in thousands):
                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                      2000         2001
                                                    --------     --------
Comprehensive income (loss):                            (IN THOUSANDS)
   Net income (loss) .........................      $ (3,395)    $(20,282)
   Other comprehensive income (loss):
       Foreign currency adjustment ...........           (36)          (5)
       Marketable securities adjustment.......            45         --
                                                    --------     --------
   Comprehensive income (loss) ...............      $ (3,386)    $(20,287)
                                                    ========     ========

(E)  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Included in cash and cash equivalents is $2,361,500 of restricted cash currently used to collateralize outstanding letters of credit. Cash equivalents are carried at amortized cost, which approximates fair market value. The Company accounts for marketable securities in accordance with SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. The Company's short-term and long-term marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders' equity. As of December 31, 2000 and March 31, 2001, the Company had no investments in marketable securities.

(3)  NOTES PAYABLE TO INSIGHT CAPITAL PARTNERS

     On February 20, 2001, the Company issued a 9% Bridge Promissory Note (the "February Note") and a warrant to purchase up to 108,877 shares of the Company's common stock (the "February Warrant") to four funds affiliated with Insight Venture Associates IV, L.L.C (collectively "Insight") for an aggregate purchase price of $3.0 million. The February Warrant is exercisable at any time after April 30, 2001 and on or prior to February 15, 2011 at an exercise price of $2.7554 per share. Approximately $112,600 of the proceeds of the February Note have been allocated to the value of the February Warrant which has been recorded in Additional Paid in Capital. The resulting discount is being amortized over the period from issuance to maturity on April 30, 2001.

     On March 28, 2001, the Company issued a 10% Bridge Promissory Note (the "March Note") and a warrant to purchase up to 294,118 shares of the Company's common stock (the "March Warrant") to Insight for an aggregate purchase price of $1.5 million. The March Warrant is exercisable at any time after June 2001 and on or prior to March 28, 2011 at an exercise price of $1.53 per share. Approximately $144,600 of the proceeds of the February Note have been allocated to the value of the February Warrant which has been recorded in Additional Paid in Capital. The resulting discount is being amortized over the period from issuance to maturity on May 28, 2001.

(4)  REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In January 2001, the Company designated 5,330,000 shares of its authorized Preferred Stock, $.001 par value, as Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock"). The Company issued 5,325,645 shares at a purchase price of $1.2628 per share resulting in gross proceeds of $6,725,245 including $1,500,000 note payable to Insight Capital Partners. Each share of Series A Preferred Stock accrues cumulative dividends at a rate of 10% per annum. The holders of the Series A Preferred Stock may require the Company to redeem outstanding shares at any time after January 10, 2004 for an amount equal to a 3% premium over the purchase price per share and all accrued and unpaid dividends. Each share of Series A Preferred Stock is convertible into the number of shares of the Company's common stock equal to the initial purchase price plus all accrued and unpaid dividends divided by the Conversion Price ($1.2628). The conversion is subject to adjustment for certain dilutive events, as defined.

     In connection with the issuance of the Series A Preferred Stock, the Company has recorded a $2.1 million beneficial conversion feature of the Series A Preferred Stock as a reduction to the carrying value of the Series A Preferred Stock and as a contribution of capital to additional paid in capital. The resulting discount on the Series A Preferred Stock will be accreted over the period from issuance to the first redemption date of the Series A Preferred Stock. During the three months ended March 31, 2001, the company recorded accretion of dividends of $201,000. In addition, the Company recorded $214,000 of the accretion of the discount on the Series A Preferred Stock.

(5)  SUBSEQUENT EVENTS

     (A) ADDITIONAL FINANCING

     On April 16, 2001, the Company received an undertaking letter from Insight which included the following terms:

     o Insight will refinance the February Note and the March Note with a new $4.5 million promissory note (the "New Note") which bears interest at 12% per annum and matures on January 15, 2002

     o If the Company requires additional financing to support its ongoing business operations, Insight has agreed to provide up to $13.5 million of additional financing (the "Additional Financing"). The Additional Financing will be available at any time from April 16, 2001 through the earlier of December 31, 2001 or the consummation of a "Sale of the Corporation", as defined in the Company's Series A Preferred Stock documents. Subject to the terms of the undertaking letter, the Additional Financing will be available provided that the Company has used its best efforts to obtain financing from other investors and has not been successful in obtaining such financing. The terms of the Additional Financing will be negotiated in good faith at the time the financing is provided, but in no event will any debt securities purchased by Insight have a maturity prior to January 15, 2002.

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

     (B) BANK FACILITY

     In April 2001, the Company entered into a $5.0 million secured credit facility with a bank. Availability under the credit facility is based on a percentage of the Company's eligible receivables as defined. Borrowings under the credit facility bear interest at the banks prime rate plus 2%. Under the terms of the agreement, the Company must maintain at least $2.0 million of excess availability or cash and investments at all times.


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

OVERVIEW

     Exchange Applications, Inc. and its subsidiaries (the "Company"), doing business as Xchange Inc., provides Customer Relationship Management (CRM) solutions that help companies earn a greater share of their customers' business through relevant, personalized customer communications. The Company provides an open-platform CRM software and services solution that is designed to help clients customize offers based on profile information, synchronize offers across multiple customer channels in real-time and track the responses. This solution is designed to provide companies with opportunities to improve their acquisition and retention of customers and to increase customer relationship profitability. The Company's CRM solutions are licensed for use at approximately 290 client sites in 33 countries, as well as the six leading U.S. marketing service bureaus.

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

     In August 1999, the Company acquired eXstatic Software, Inc. (formerly known as Gino Borland, Inc.) ("eXstatic") in a transaction accounted for as a pooling of interest. eXstatic develops and markets software products that enable businesses to plan, create and execute highly personalized, permission-based email communications based on customer profiles. In March 2000, the Company acquired Knowledge Stream Partners, Inc. ("KSP") in a transaction accounted for under the purchase method. KSP specializes in consulting and software development for advanced data mining and online/offline analytics. Most recently, in June 2000, the Company acquired Customer Analytics, Inc. ("CA") in a transaction accounted for under the purchase method. CA develops and markets campaign management solutions focused on creating, executing, analyzing and measuring customer communications at the local or branch level.

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

     Software license fee revenues are generated from licensing the rights to the use of the Company's packaged software products. Services and maintenance revenues are generated from sales of maintenance, consulting, training and hosting services performed for customers that license the Company's products. The Company has concluded that effective with the new generation of Xchange Dialogue products released in the third quarter of 2000, certain of the implementation services related to the Dialogue product suite are essential to the customer's use of the packaged software products. Similarly, the implementation services for the Company's Xchange Real Time and Xchange EnAct products are essential to the customer's use of those packaged software products. For sales of these products where the Company is responsible for services that are critical to the functionality of the software, the Company recognizes revenue for these arrangements following the percentage-of-completion method over the implementation period. Percentage of completion is measured by the percentage of implementation hours incurred to date compared to estimated total implementation hours. This method is used because management has determined that past experience has shown expended hours to be the best measure of progress on these engagements. In situations where the Company is not responsible for such services deemed to be essential to the customer's use of the software, the Company recognizes revenue on delivery of the packaged software if there is persuasive evidence of an arrangement, collection is probable, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fees to all undelivered elements of the arrangement.

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

     In April 2001, the Company instituted a plan of corporate restructuring under which it eliminated 72 positions across its operations, representing approximately 15% of the total employee base. The Company will incur restructuring costs of approximately $750,000 in the second quarter of 2001 related to severance payments to terminated employees. Additionally, the company is currently evaluating the appropriateness of additional non-cash impairment charges for certain of its long-term assets as a result of this restructuring.


                                  RISK FACTORS

     Statements in this report concerning the future results of operations, financial condition and business of the Company are "forward-looking" statements as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934. Investors are cautioned that information contained in these forward-looking statements is inherently uncertain, and that actual performance and results may differ materially due to numerous risk factors, including but not limited to the following: LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT; RECENT EVENTS WILL RESULT IN SHORT TERM LOSSES; QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND INVESTORS SHOULD NOT RELY ON THEM TO PREDICT OUR FUTURE PERFORMANCE; OUR BUSINESS MAY SUFFER IF OUR SOLUTIONS ARE NOT ACCEPTED BY NEW CUSTOMERS; WE DEPEND ON A FEW INDUSTRIES FOR MOST OF OUR SALES, AND WE MAY NOT BE SUCCESSFUL IN EXPANDING BEYOND THOSE LIMITED MARKETS; THE LOSS OF ONE OF OUR LARGEST CUSTOMERS COULD CAUSE OUR REVENUES TO DROP QUICKLY AND UNEXPECTEDLY; WE NEED TO MANAGE OUR GROWTH OR EFFECTIVELY OR WE MAY NOT SUCCEED; OUR BUSINESS WILL NOT GROW IF WE DO NOT KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES; OUR STOCK PRICE OR OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO EFFICIENTLY INTEGRATE ACQUISITIONS; COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR BUSINESS; IF WE DO NOT SUCCESSFULLY MAINTAIN OUR RELATIONSHIPS WITH INDIRECT DISTRIBUTION CHANNELS, OUR SALES COULD DECLINE OR COULD GROW MORE SLOWLY THAN EXPECTED; WE HAVE A LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND OTHERS COULD INFRINGE ON OR MISAPPROPRIATE OUR PROPRIETARY RIGHTS; IF WE DO NOT SUCCESSFULLY GROW AND MANAGE OUR INTERNATIONAL OPERATIONS, OUR BUSINESS WILL SUFFER; CURRENCY FLUCTUATIONS AND GENERAL ECONOMIC CONDITIONS IN OUR FOREIGN MARKETS MAY IMPACT OUR CUSTOMERS' SPENDING AND THE VALUE OF MONEY OWED TO US; OUR FOUNDERS, OFFICERS AND PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL CONTROL OVER OUR VOTING STOCK AND HAVE THE ABILITY TO MAKE DECISIONS THAT COULD ADVERSELY AFFECT OUR STOCK PRICE; WE MAY BE SUBJECT TO FUTURE PRODUCT LIABILITY CLAIMS OUR COMMON STOCK PRICE IS LIKELY TO BE VOLATILE AND COULD DROP UNEXPECTEDLY; WE HAVE ADOPTED ANTI-TAKEOVER PROVISIONS THAT COULD AFFECT THE MARKET PRICE OF OUR COMMON STOCK OR OUR ABILITY TO SELL OUR BUSINESS. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2000, contain additional information concerning such risk factors.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 did not have a material impact on the Company's consolidated financial statements.

THREE MONTHS ENDED MARCH 31, 2000 AND 2001

     REVENUES

     The Company's total revenues increased 3.9% from $15.2 million in the three months ended March 31, 2000 to $15.8 million for the three months ended March 31, 2001. Software license fee revenues decreased 11.9% from $10.3 million, or 67.7% of total revenues, in the three months ended March 31, 2000 to $9.0 million, or 57.4% of total revenues, in the three months ended March 31, 2001. Revenue growth was limited during this fiscal quarter due to several factors, including (i) delays in completing sales resulting from our efforts to reorganize our sales and distribution strategy and personnel to effectively sell our new product and service suite; (ii) our change to a contract accounting revenue model, and the deferral of revenue recognition on sales booked under this accounting method; and (iii) fewer sales resulting from the general market slowdown for information technology. The Company expects revenue to remain flat through the second quarter of 2001 while it continues to reorganize its sales and distribution strategy. The Company expects moderate revenue growth to return after the second quarter as the sales distribution personnel achieve productivity which will allow for the new products and services to gain market penetration. As of March 31, 2001, the Company had 29 direct sales representatives and compared to 22 at March 31, 2000.

     Services and maintenance revenues increased 37.0% from $4.9 million or 32.3% of total revenues, in the three months ended March 31, 2000 to $6.7 million, or 42.6% of total revenues, in the three months ended March 31, 2001. The growth of services and maintenance revenues was directly attributable to incremental revenues from the Company's ASP service offering and maintenance fees from the Company's increased base of customers. The increase in services and maintenance revenues as a percentage of total revenues was primarily attributable to the shift to contract accounting for the latest generation of the Company's products introduced in the third quarter of 2000, the increased contribution of maintenance fees from the Company's increased base of customers, as well as the increase in the Company's revenue related to its activity as an ASP for many of its customers. As the Company looks to strengthen its relationships with third party software integrators, such as Cap Gemini Ernst & Young, IBM Global Services, and PriceWaterhouseCoopers it is expected that we will see a shift in some of the services work historically performed by the Company to these third party integrators. However, the Company expects to continue the expansion of its service offerings to include newly identified opportunities as well as projects that require unique expertise or familiarity with the Company's CRM solution set. In addition, the Company's second generation Xchange Dialogue product set as well as the Xchange Real Time and Xchange EnAct offerings have a high dependency on professional services for successful deployment. While many of these services will be performed by systems integrators, it is expected that a sufficient amount of domain specific services work will be delivered by the Company such that the overall mix of software and services as a percentage of total revenues should remain the same over the foreseeable future.

     For the three months ended March 31, 2001, the Company's top five customers accounted for 49.6% of total revenues as compared to 59.0% of total revenues for the three months ended March 31, 2000. None of the top five customers during the three months ended March 31, 2001 were top five customers during the three months ended March 31, 2000. The two largest customers during the three months ended March 31, 2001 represented 25.2% and 8.8% of total revenues, respectively, while the two largest customers for the three months ended March 31, 2000 represented 33.8%, and 8.1%, respectively, of the Company's total revenues.

     Revenues from customers outside North America were $3.1 million for the three months ended March 31, 2001, representing approximately 19.5% of total revenues as compared to $3.4 million or approximately 22.3% of total revenues for the comparable period in the prior year.

     COST OF REVENUES

     Total cost of revenues as a percentage of total revenues increased from 23.0% in the three months ended March 31, 2000 to 29.9% in the three months ended March 31, 2001.

     Cost of software license fees consists primarily of royalty payments made to third parties for licensed intellectual property and amortization of acquired technology costs included in the Campaign products, and costs associated with software packaging and distribution. Cost of software license fees increased from $141,000 or 1.4% of total software license fee revenue for the three months ended March 31, 2000 to $203,000 or 2.2% of total software license fee revenue, for the three months ended on March 31, 2001. The increase in cost of software license fees from 2000 to 2001 resulted from an incremental $164,000 in third party royalties for components of the Xchange Enact software product released in the first quarter of 2001. As the Company adds additional components to its software products, the Company may choose to license software from third parties. The cost of such licenses may increase the cost of software license fees in absolute dollars, however, the Company believes that cost of software license fees will remain the same or decrease slightly as a percentage of software license revenues in the foreseeable future.

     The Company's cost of services and maintenance consists primarily of personnel, facility and system costs incurred in providing professional consulting services, training, hosted software services for the Xchange eMessaging software product, and customer support services. Cost of services and maintenance revenues as a percentage of total revenues increased from 22.1% for the three months ended March 31, 2000 to 28.6% for the three months ended March 31, 2001. The increase in cost of services and maintenance revenue as a percentage of total revenue is attributable primarily to the increase in the contribution of services as percentage of total revenue during the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Cost of services and maintenance as a percentage of services and maintenance revenues was 68.2% and 67.2% for the three months ended March 31, 2000 and 2001, respectively.

     Overall gross margin decreased from 77.0% for the three months ended March 31, 2000 to 70.1% for the three months ended March 31, 2001, due primarily to increased contribution of services revenue to the overall revenue mix.

     OPERATING EXPENSES

     SALES AND MARKETING. The Company's sales and marketing expenses consist primarily of salaries for sales and marketing personnel, commissions, travel and promotional expenses. For the three months ended March 31, 2000 and 2001, sales and marketing expenses were 31.9% and 65.2% of total revenues, or $4.8 million and $10.3 million, respectively. This increase in expense is primarily attributable to the increase in personnel, promotional activities including trade shows, seminars, and the development of promotional materials designed to increase awareness of the Company and its products. The number of employees in the Company directly involved in the sales and marketing effort has increased from 71 at March 31, 2000 to 141 at March 31, 2001. The investment in sales and marketing personnel and activities has contributed to the expansion of the customer installation base to over 290 locations and 33 countries. As the Company expands its business into new vertical markets and continues the expansion internationally into Europe and the Asia/Pacific region, the Company expects to continue to invest resources in the sales and marketing arena. In order to achieve the revenue growth targets in the future we will continue to invest in sales and marketing efforts and anticipate an increase in total spending in 2001 as compared to historical periods. This fact, combined with the shift to contract accounting for many of the Company's software transactions, and the resulting slower year over year revenue growth rates as compared to prior periods, will result in sales and marketing expenses being higher as a percentage of total revenue in 2001 as compared to levels in prior years. In April 2001,in connection with the Company's corporate restructuring, the company eliminated 17 positions, or 12% of total sales and marketing headcount, from the sales and marketing function.

     RESEARCH AND DEVELOPMENT. The Company's research and development expenses consist primarily of employee salary and benefits, consultant costs, and equipment and purchased software depreciation costs associated with new product development, enhancement of existing products and quality assurance activities. For the three months ended March 31, 2000 and 2001, research and development expenses were 21.2% and 39.5% of total revenues, or $3.2 million and $6.2 million, respectively. This increase in absolute dollars was primarily the result of the increase in the number of personnel dedicated to research and development from 96 at March 31, 2000 to 169 at March 31, 2001 as the Company's product offering grew from two products in 2000 to five products in 2001. Research and development expense increased as a percentage of total revenue as a result of the increased investment in research and development of the Xchange Dialogue product suite, the Xchange Real Time product, and the Xchange EnAct product coupled with the flat revenue growth quarter over quarter from March 31, 2000 to March 31, 2001. In April 2001, as a part of a corporate restructuring, 28 positions were eliminated from the research and development function primarily related to the Company's Xchange eMessaging product. As the Company continues to commit substantial resources to enhancing existing product functionality and to developing new products, it is expected that research and development expenditures will be approximately 30-35% of total revenue for the foreseeable future.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $1.9, or 12.8% of total revenues, for the three months ended March 31, 2000 to $4.2 million, or 26.9% of total revenues, for the three months ended March 31, 2001. The increase in absolute dollars was the result of the increase in the number of personnel dedicated to its finance, information systems, and human resource departments from 43 at March 31, 2000 to 90 at March 31, 2001. In April 2001, the Company eliminated 12 positions or 16% of total general and administrative headcount in connection with its corporate restructuring. Going forward, the Company expects general and administrative expenses to decrease both in absolute dollars and as a percentage of total revenue.

AMORTIZATION EXPENSE

     Amortization expense for the three months ended March 31, 2001 was approximately $10.0 million consisting of $5.1 of amortization of goodwill and other intangible assets acquired in the acquisitions of KSP in March 2000, and CA in June 2000 and $4.9 million of amortization of the MicroStrategy investment acquired in December 1999. Amortization expense for the three months ended March 31, 2000 was approximately $4.9 million consisting of amortization of the MicroStrategy investment acquired in December 1999.

INTEREST INCOME (EXPENSE), NET

     Net interest expense increased from $170,000 for the three months ended March 31, 2000 to $541,000 for the three months ended March 31, 2001. Interest expenses decreased from $645,000 for the three month ended March 31, 2000 to $595,000 for the three months ended March 31, 2001. Interest expense during the three months ended March 31, 2000 consisted entirely of non-cash interest associated with the MicroStrategy obligation. During the three months ended March 31, 2001, interest expense was comprised of $339,000 of non-cash interest associated with the MicroStrategy obligation, $74,000 of non-cash interest associated with the amortization of discounts on the issuance of $4.5 million of convertible notes to Insight Capital Partners, $30,000 in interest payable on convertible notes payable to Insight Capital Partners, $64,000 in interest on notes payable to certain former shareholders of Customer Analytics, as well as $88,000 in interest on capital leases and other lease obligations. Interest income was $475,000 and $54,000 for the three months ended March 31, 2000 and 2001, respectively. The decrease in interest income was a result of the decrease in the Company's cash and investment balances during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

PROVISION FOR INCOME TAXES.

     No provision for foreign, federal, or state income taxes was recorded for the three months ended March 31, 2000 because the Company incurred a net loss during the three month period. For the three months ended March 31, 2001 the Company recorded an income tax provision of $6,000, related primarily to minimum state income tax requirements.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, the Company had $8.6 million in cash and cash equivalents. In January 2001, the Company sold 5,325,645 shares of Series A Redeemable Convertible Preferred Stock at a purchase price of $1.2628 per share resulting in proceeds of $6.7 million, including the conversion of $1.5 million in notes payable (the "Converted Insight Notes") to four funds affiliated with Insight Venture Associates IV, L.L.C. (collectively, "Insight"). The Convertible Insight Notes were originally issued in December 2000.

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

     In addition, in April 2001, the Company received a $5.0 million secured credit facility from Silicon Valley Bank. Availability under the credit facility is based on a percentage of the Company's eligible receivables as defined. In addition, the Company must maintain at least $2.0 million of excess availability or cash and investments at all times. The Company anticipates utilizing the credit facility to secure outstanding letters of credit of $2.5 million that are currently being cash collateralized.

     As of March 31, 2001, the Company had $7.1 million in cash and cash equivalents. Cash and cash equivalents as of March 31, 2001 decreased $1.5 million from December 31, 2000. Net cash used in operations of approximately $6.8 million resulted primarily from a loss of $8.5 million before amortization expense and other non-cash charges offset by an increase of $1.7 million in net working capital.

     Net cash used in investing activities for the three months ended March 31, 2001 of $980,000 was primarily the result of property and equipment purchases related to the increase in headcount, expansion and integration of the Company's operating sites, and the acquisition of computer hardware and software for development and internal operating systems.

     Net cash provided by financing activities of $6.2 million consisted of $4.6 million in net proceeds from the issuance of Series A Redeemable Convertible Preferred Stock, $4.4 million in net proceeds from the issuance of notes payable to Insight Capital Partners and $99,000 from exercise of the Company's common stock options during the three months ended March 31, 2001. These contributions were offset by the payment of $2.5 million of notes payable to former shareholders of Customer Analytics as well as the repayment of $482,000 of capital lease obligations.

     The Company currently has sales offices in the United Kingdom, Japan, and Australia, in addition to the United States. The Company's revenues from international operations have been denominated in foreign currencies which historically have been stable in relation to U.S. dollars. As a result, the gain or loss from foreign currency transactions has not been material to its operating results. As of March 31, 2001, the material assets and liabilities denominated in foreign currencies include accounts receivable, accounts payable and cash and cash equivalents. Due to the stability of the foreign economies where these assets and liabilities are denominated, the Company has not adopted a policy of hedging foreign currency risks. While it is anticipated that foreign transactions will continue to be denominated in local currencies, the Company expects to use hedging instruments to offset potential currency exposures arising as its international operations expand into less stable economic environments.

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

     INTEREST RATE SENSITIVITY. The Company maintains a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency treasury bills and notes with an average maturity of less then twelve months. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2001, the fair value of the portfolio would decline by an immaterial amount.

     FOREIGN CURRENCY EXCHANGE RISK. With sales and services offices in the United States, United Kingdom and Australia, and a global customer base, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically the Company's primary exposure has been nondollar-denominated operating expenses and sales by its United Kingdom subsidiary. The introduction of the Euro as a common currency for members of the European Monetary Union, of which the United Kingdom is not a member, occurred in January 2000. To date, we have not noticed any material impact from the introduction of the Euro. In addition, as the Company expands its sales and service presence in the Asia/Pacific region in 2001, its exposure to foreign currency exchange rate risks from the more volatile economies of this region will increase. The Company is prepared to hedge against fluctuations in the British Sterling, Euro, or other foreign currency if the exposure becomes material. As of March 31, 2001 the Company's material nondollar-denominated assets and liabilities primarily consisted of cash, accounts receivable, and accounts payable denominated in British Sterling and Australian dollars.

     The Company currently has sales offices in the United Kingdom, Japan, and Australia, in addition to the United States. The Company's revenues from international operations have been denominated in foreign currencies which historically have been stable in relation to U.S. dollars. As a result, the gain or loss from foreign currency transactions has not been material to its operating results. As of March 31, 2001, the material assets and liabilities denominated in foreign currencies include accounts receivable, accounts payable and cash and cash equivalents. Due to the stability of the foreign economies where these assets and liabilities are denominated, the Company has not adopted a policy of hedging foreign currency risks. While it is anticipated that foreign transactions will continue to be denominated in local currencies, the Company expects to use hedging instruments to offset potential currency exposures arising as its international operations expand into less stable economic environments.


PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 6. EXHIBITS AND REPORTS  ON FORM 8-K.

        (a)     Exhibits

Exhibit No.     Description
-----------     -----------

Exhibit 4.1* Certificate of Designation of Series A Preferred Stock of Exchange, dated as of January 10, 2001. (Incorporated by reference to the Company's Form 8-K dated January 10, 2001, filed with the Commission on January 24, 2001)

Exhibit 10.1* Securities Purchase Agreement, dated as of January 10, 2001, by and among Exchange and the purchasers of the Series A Preferred Stock, includes all Schedules thereto. (Incorporated by reference to the Company's Form 8-K dated January 10, 2001, filed with the Commission on January 24, 2001)

Exhibit 10.2* Registration Rights Agreement by and among Exchange and the purchasers of the Series A Preferred Stock, dated as of January 10, 2001. (Incorporated by reference to the Company's Form 8-K dated January 10, 2001, filed with the Commission on January 24,
                2001)

Exhibit 99.1* Form of Securities Purchase Agreement, dated as of February 20, 2001, by and among the Company and InSight. (Incorporated by reference to the Company's Form 8-K dated February 20, 2001 filed with the Commission on April 12, 2001)

Exhibit 99.2* Form of 9% Bridge Promissory Note in the aggregate principal amount of up to $3,000,000 issued by the Company to InSight, dated as of February 20, 2001. (Incorporated by reference to the Company's Form 8-K dated February 20, 2001 filed with the Commission on April 12, 2001)

Exhibit 99.3* Form of Warrant issued by the Company to InSight, dated February 20, 2001. (Incorporated by reference to the Company's Form 8-K dated February 20, 2001 filed with the Commission on April 12,
                2001)

Exhibit 99.4* Form of Amended and Restated Registration Rights Agreement, dated as of February 20, 2001, by and among the Company and InSight. (Incorporated by reference to the Company's Form 8-K dated February 20, 2001 filed with the Commission on April 12,
                2001)

Exhibit 99.5* Form of Securities Purchase Agreement, dated as of March 28, 2001, by and among the Company and InSight. (Incorporated by reference to the Company's Form 8-K dated February 20, 2001 filed with the Commission on April 12, 2001)

Exhibit 99.6* Form of 10% Bridge Promissory Note in the aggregate principal amount of up to $1,500,000 issued by the Company to InSight, dated as of March 28, 2001. (Incorporated by reference to the Company's Form 8-K dated February 20, 2001 filed with the Commission on April 12, 2001)

Exhibit 99.7* Form of Warrant issued by the Company to InSight, dated March 28, 2001. (Incorporated by reference to the Company's Form 8-K dated February 20, 2001 filed with the Commission on April 12,
                2001)

Exhibit 99.8* Form of Second Amended and Restated Registration Right Agreement, dated as of March 28, 2001, by and among the Company and InSight. (Incorporated by reference to the Company's Form 8-K dated February 20, 2001 filed with the Commission on April 12, 2001)

Exhibit 99.9 Form of Loan and Security Agreement with Silicon Valley Bank dated as of April 25, 2001.






        (b)     Reports on Form 8-K

                Form 8-K dated January 10, 2001, filed on February 20, 2001.

                Form 8-K dated Ferbruary 20, 2001, filed on April 12, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Exchange Applications, Inc.
                                        (Registrant)

Dated: May 15, 2001

                                        By: /s/ GEORGE ABATJOGLOU
                                            -----------------------------
                                            George Abatjoglou
                                            Vice President, Chief Financial
                                            Officer, Treasurer
                                            (authorized officer and principal
                                            finance and accounting officer)