Form 10-Q
period 2001-06-30
EXCHANGE APPLICATIONS INC
filed 2001-08-14
CIK 1065857

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 2001.

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes  |X|   No
             -----     -----

State the number of shares outstanding of the registrant's common stock, as of the latest practicable date.

         Number of Shares 34,065,991        Outstanding as of August 10, 2001
                          ----------                          ---------------

================================================================================

                           EXCHANGE APPLICATIONS, INC.

               Form 10-Q for the Three Months Ended June 30, 2001


                                Table of Contents





                          PART I. FINANCIAL INFORMATION

                                                                     Page Number
Item 1.  Financial Statements (unaudited):

         Consolidated Balance Sheets as of June 30, 2001
         and December 31, 2000 (audited)                                   3

         Consolidated Statements of Operations for the
         three and six months ended June 30, 2001 and 2000                 4

         Consolidated Statements of Cash Flows for the
         six months ended June 30, 2001 and 2000                           5

         Notes to Consolidated Financial Statements                        7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation                               12

Item 3.  Quantitative and Qualitative Disclosure about Market Risk        22




                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                28

Item 4.  Submission of Matters to a Vote of Security Holders              28

Item 6.  Exhibits and Reports on Form 8-K                                 29


         Signatures                                                       32

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                DECEMBER      JUNE 30,
                                                                                31, 2000        2001
                                                                                --------      --------
                                     ASSETS
Current assets:
  Cash and cash equivalents ................................................    $  8,617      $  5,048
  Accounts receivable, net of allowance for doubtful accounts ..............      16,969         7,203
  Prepaid expenses and other current assets ................................       4,270         4,179
                                                                                --------      --------
         Total current assets ..............................................      29,856        16,430

Property and equipment, net ................................................      10,413        10,074
Non current assets from MicroStrategy Incorporated transaction .............      42,406        32,594
Goodwill ...................................................................      44,980        31,385
Other intangible assets ....................................................      24,753         8,025
Other assets ...............................................................       9,899         3,099
                                                                                --------      --------
         Total assets ......................................................    $162,307      $101,607
                                                                                ========      ========


  LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .........................................................    $  5,717      $  5,295
  Accrued expenses .........................................................      15,916        13,854
  Current portion of MicroStrategy Incorporated obligation .................      16,833         5,733
  Current portion of note payable to certain former
     shareholders of Customer Analytics ....................................       2,875           415
  Line of Credit ...........................................................         --          4,012
  Note payable to Insight Capital Partners .................................       1,500         5,949
  Current portion of capital leases ........................................       1,987         2,269
  Deferred revenue .........................................................       8,636         7,692
                                                                                --------      --------
         Total current liabilities .........................................      53,464        45,219

Long term portion of capital leases ........................................       1,091           128
Long term portion of note payable to certain former
  shareholders of Customer Analytics .......................................       1,965         2,019

Redeemable Convertible Preferred Stock .....................................         --          4,784

Stockholders' equity:
  Preferred Stock; $.001 par value -
  10,000,000 shares authorized, zero and 5,325,645 shares
  outstanding at December 31, 2000 and   June 30, 2001, respectively .......         --            --

  Common Stock, $.001 par value -
  150,000,000 shares authorized; 32,970,359 and 34,062,925 shares
    issued at December 31, 2000 and June 30, 2001, respectively ............          33            34
  Additional paid-in capital ...............................................     250,656       267,964
  Accumulated deficit ......................................................    (144,502)     (218,350)
  Deferred compensation ....................................................        (204)          (62)
  Cumulative translation adjustment ........................................        (196)         (129)
  Treasury stock, at cost; 366,565 and 572,010 shares at December
    31, 2000 and June 30, 2001, respectively ...............................         --            --
                                                                                --------      --------
         Total stockholders' equity ........................................     105,787        49,457
                                                                                --------      --------
         Total liabilities and stockholders' equity ........................    $162,307      $101,607
                                                                                ========      ========

                   The accompanying notes are an integral part of these consolidated financial statements.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                             THREE MONTHS ENDED,                   SIX MONTHS ENDED,
                                                       ------------------------------      ------------------------------
                                                      JUNE 30, 2000     JUNE 30, 2001     JUNE 30, 2000     JUNE 30, 2001
                                                       ------------      ------------      ------------      ------------
Revenues:
  Software license fees .............................  $     13,351      $      4,628      $     23,613      $     13,673
  Services and maintenance ..........................         6,287             6,179            11,187            12,894
                                                       ------------      ------------      ------------      ------------
         Total revenues .............................        19,638            10,807            34,800            26,567
Cost of revenues:
  Software license fees .............................           221               298               362               501
  Services and maintenance ..........................         4,147             4,601             7,490             9,115
                                                       ------------      ------------      ------------      ------------
         Total cost of revenues .....................         4,368             4,899             7,852             9,616

Gross profit ........................................        15,270             5,908            26,948            16,951
Operating expenses:
  Sales and marketing ...............................         6,188             9,448            11,029            19,728
  Research and development ..........................         4,576             5,155             7,788            11,376
  General and administrative ........................         2,229             5,417             4,174             9,639
Amortization of Microstrategy investment ............         5,105             4,906            10,010             9,812
Amortization of goodwill and intangible assets ......         3,506             5,189             3,506            10,319
Impairment of goodwill and intangibles assets .......          --              19,349              --              19,349
Restructuring charge ................................          --               7,460              --               7,460
                                                       ------------      ------------      ------------      ------------
         Total operating expenses ...................        21,604            56,924            36,507            87,683

Loss from operations ................................        (6,334)          (51,016)           (9,559)          (70,732)

Interest expense, net ...............................          (303)           (1,671)             (473)           (2,212)
                                                       ------------      ------------      ------------      ------------
Loss before provision for income taxes ..............        (6,637)          (52,687)          (10,032)          (72,944)

Provision for income taxes ..........................           (21)               (6)              (21)              (12)
                                                       ------------      ------------      ------------      ------------
Net loss ............................................  $     (6,658)     $    (52,693)     $    (10,053)     $    (72,956)
                                                       ============      ============      ============      ============
Accretion to redemption value of Series A
  Redeemable Convertible Preferred Stock ............          --                 477              --                 892
Net loss available to common stockholders ...........  $     (6,658)     $    (53,170)     $    (10,053)     $    (73,848)
                                                       ============      ============      ============      ============
Basic net loss per share ............................        ($0.25)           ($1.60)           ($0.39)           ($2.24)
Diluted net loss per share ..........................        ($0.25)           ($1.60)           ($0.39)           ($2.24)

Basic weighted average common shares outstanding ....    26,367,838        33,279,603        25,506,414        33,048,532
                                                       ============      ============      ============      ============
Diluted weighted average common shares outstanding ..    26,367,838        33,279,603        25,506,414        33,048,532
                                                       ============      ============      ============      ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                 ----------------------
                                                                                   2000          2001
                                                                                 --------      --------
Cash flows from operating activities:
  Net loss ...................................................................   $(10,053)      (72,956)
  Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation and other amortization ........................................      1,367         2,625
  Amortization of MicroStrategy asset ........................................      9,811         9,812
  Non cash interest expense related to MicroStrategy obligation ..............      1,321           567
  Non cash interest expense related to notes payable to former
     shareholders of Customer Analytics ......................................       --              54
  Non cash interest expense related to bridge notes and warrants
     issued to Insight Capital Partners ......................................       --             768
  Compensation expense associated with stock options .........................        117            57
  Amortization of goodwill and other intangible assets .......................      3,506        10,319
  Impairment of goodwill and other intangible assets .........................       --          19,349
  Non cash restructuring charges .............................................       --           6,690
  Changes in operating assets and liabilities:
     Accounts receivable .....................................................     (5,839)        9,766
     Prepaid expenses and other current assets ...............................        (35)        1,543
     Accounts payable ........................................................      1,989          (422)
     Accrued expenses ........................................................     (8,074)       (1,407)
     Deferred revenue ........................................................     (2,264)         (944)
                                                                                 --------      --------
        Net cash used in operating activities ................................     (8,154)      (14,179)
                                                                                 --------      --------

Cash flows from investing activities:
  Sales (purchases) of marketable securities .................................     10,597          --
  Purchases of property and equipment ........................................     (4,683)       (1,981)
  Increase in other assets ...................................................     (8,623)          110
                                                                                 --------      --------
        Net cash used in (provided by) investing activities ..................     (2,709)       (1,871)
                                                                                 --------      --------

Cash flows from financing activities:
  Repayments under capital leases ............................................       --            (986)
  Repayments of notes payable to former shareholders of Customer Analytics ...       --          (2,460)
  Issuance of common stock under ESPP ........................................        209           230
  Issuance of notes payable to Insight Capital Partner .......................       --           6,867
  Proceeds from sale of Series A Preferred Stock .............................       --           4,587
  Proceeds from bank line of credit ..........................................       --           4,012
  Exercise of common stock options ...........................................      2,368           164
                                                                                 --------      --------
        Net cash provided by financing activities ............................      2,577        12,414
                                                                                 --------      --------
Effect of exchange rate changes on cash and cash equivalents .................         48            67
                                                                                 --------      --------
Net decrease in cash and cash equivalents ....................................     (8,238)       (3,569)
                                                                                 --------      --------
Cash and cash equivalents, beginning of period ...............................     14,678         8,617
                                                                                 --------      --------
Cash and cash equivalents, end of period .....................................   $  6,440      $  5,048
                                                                                 ========      ========

                   The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest .....................................................   $   --        $    238
                                                                                 ========      ========
  Cash paid for income taxes .................................................   $    127      $     12
                                                                                 ========      ========


Supplemental disclosure of non cash financing and investing activities:

Effect of beneficial conversion feature on Series A
Redeemable Convertible Preferred Stock .......................................   $   --        $  2,094
                                                                                 ========      ========
Issuance of warrants to Silicon Valley Bank ..................................   $   --        $    132
                                                                                 ========      ========
Issuance of warrants to Insight Capital Partners .............................   $   --        $  1,402
                                                                                 ========      ========
Accretion of dividends and discount on Series A
Redeemable Convertible Preferred Stock .......................................   $   --        $    434
                                                                                 ========      ========
Accretion of discount, offering costs, and beneficial conversion
feature on issuance of Series A Redeemable Preferred Stock ...................   $   --        $    458
                                                                                 ========      ========
Conversion of notes payable to Insight Capital Partners into
Series A Redeemable Convertible Preferred Stock ..............................   $   --        $  1,500
                                                                                 ========      ========
Equipment acquired under capital lease .......................................   $   --        $    305
                                                                                 ========      ========
Issuance of common stock related to stock subscription and to settle
obligation to Microstrategy, Incorporated and related interest ...............   $   --        $ 11,666
                                                                                 ========      ========

In connection with the acquisition of Knowledge Stream Partners on March 31, 2000, the following transaction occurred:

  Fair value of assets acquired, net of cash acquired ........................   $ 43,205      $   --
  Issuance of common stock and stock options .................................   $(39,896)     $   --
  Acquisition costs ..........................................................   $   (430)     $   --
  Cash acquired ..............................................................   $     49      $   --
                                                                                 --------      --------
  Liabilities assumed related to acquisition .................................   $  2,928      $   --
                                                                                 ========      ========

In connection with the acquisition of Customer Analytics, Inc.
on June 30, 2000, the following transaction occurred:

  Fair value of assets acquired, net of cash acquired ........................   $139,295      $   --
  Issuance of common stock and stock options .................................  $(110,942)     $   --
  Acquisition costs ..........................................................   $ (2,819)     $   --
  Cash acquired ..............................................................   $     23      $   --
                                                                                 --------      --------
  Liabilities assumed related to acquisition .................................   $ 25,557      $   --
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


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements are unaudited, except for the December 31, 2000 consolidated balance sheet, and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of Exchange Applications, Inc. and its wholly owned subsidiaries.

(B)  INTERIM FINANCIAL REPORTING

     Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the operating results for the interim periods ended June 30, 2000 and 2001, respectively. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2001.

(C)  NET INCOME (LOSS) PER SHARE

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, basic and diluted net loss per common share for the three and six months ended June 30, 2000 and 2001 is calculated by dividing the net loss applicable to common stockholders by the weighted average number of vested common shares outstanding.

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Diluted weighted average shares outstanding for the three months ended June 30, 2000 and 2001 exclude the potential common shares from stock options, warrants, and Series A Redeemable Convertible Preferred Stock because to include such shares would have been antidilutive. As of June 30, 2000 and 2001, the Company had 8,669,139 and 15,570,969 potential common shares outstanding, respectively.

(D)  COMPREHENSIVE INCOME (LOSS)

     The Company has adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS No. 130"). SFAS No. 130 requires that items defined as other comprehensive income (loss), such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income (loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income
(loss) for the three and six months ended June 30, 2000 and 2001 are as follows (in thousands):

                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                   JUNE 30,                    JUNE 30,
                                            ----------------------      ----------------------
                                              2000          2001          2000          2001
                                            --------      --------      --------      --------
Comprehensive income (loss):
   Net income (loss)                        $ (6,658)     $(52,693)     $(10,053)     $(72,956)
   Other comprehensive income (loss):
       Currency translation adjustment            84            72            48            66
       Marketable securities adjustment           (3)         --              42          --
                                            --------      --------      --------      --------
   Comprehensive income (loss)              $ (6,577)     $(52,621)     $ (9,963)     $(72,890)
                                            ========      ========      ========      ========

(E)  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company accounts for cash equivalents and marketable securities in accordance with SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at amortized cost, which approximates fair market value. The Company's marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders' equity. As of December 31, 1999 and June 30, 2000, the Company's marketable securities consisted of investment grade corporate bonds. As of December 31, 2000 and June 30, 2001, the Company had no investments in marketable securities.

(3)  ACQUISITION OF CUSTOMER ANALYTICS, INC.

     In June 2000, the Company acquired Customer Analytics, Inc. ("CA"), a company that specializes in the development and licensing of marketing campaign management solutions targeted at the local branch level. The Company exchanged 4,461,684 shares of its common stock for all the outstanding shares of common stock of CA. In addition, the Company assumed all of the outstanding employee stock options of CA, which converted into options to acquire 714,785 shares of the Company's common stock. As of the date of the consummation of the acquisition, the common stock issued by the Company and the issued stock options had a market value of $110,942,000 based on a per share value of $22.20. The aggregate purchase price of $139,318,000 consisted of the following:

                  DESCRIPTION                        AMOUNT
                  -----------                       --------
                  Liabilities assumed               $ 25,557
                  Acquisition costs                    2,819
                  Common stock and stock options     110,942
                                                    --------
                  Total purchase price              $139,318
                                                    ========

     Included in acquisition cost was severance totaling $2,326,000 related to 56 employees of CA who were terminated in connection with the acquisition. As of June 30, 2001, the Company has paid $1,909,000 of the severance owed to employees. The remaining severance payment will be paid to employees in installments through June 2002. The purchase price was allocated based upon the fair value of the identified assets acquired. These allocations represent the fair values determined by an independent appraisal. The allocation has resulted in acquired goodwill of $96,449,000, which is being amortized on a straight-line basis over a five-year period. The Company has also allocated $3,700,000 to the assembled work force, $8,000,000 to the customer base and $17,750,000 to purchased technology and technological know-how acquired from CA as determined by the independent appraisal, which are being amortized on a straight-line basis over a three-year period. The purchase price has been allocated to the acquired assets as follows:

                  DESCRIPTION                        AMOUNT
                  -----------                       --------
                  Current assets                    $ 11,919
                  Property and equipment               1,500
                  Assembled workforce                  3,700
                  Acquired technology                 17,750
                  Customer base                        8,000
                  Goodwill                            96,449
                                                    --------
                  Total purchase price              $139,318
                                                    ========

     At December 31, 2000, the Company performed an impairment assessment of the goodwill and intangible assets recorded in connection with the CA acquisition. The Company determined that an impairment in the carrying value of the assets related to the CA acquisition had occurred and reduced the carrying value of assets related to CA to the fair value based on discounted future cash flows. As a result, the Company recorded an impairment of goodwill of $76,604,000 in the year ended December 31, 2000.

     At June 30, 2001, the Company performed an impairment assessment of the goodwill and intangible assets recorded in connection with the acquisition of CA. As a result of lower than expected revenues in the second quarter of 2001, the strategic partnership with Carreker Corporation, and general economic trends in the information technology sector, the Company significantly revised the operating plan of the acquired business. The Company determined that an impairment in the carrying value of the assets related to the CA acquisition had occurred and reduced the carrying value of assets related to CA to fair value based on discounted future cash flows. As a result, the Company recorded an impairment charge of $19,349,000, in the three months ended June 30, 2001, to reduce goodwill and other intangible assets to their estimated fair values.

(4)  RESTRUCTURING CHARGES

     In April 2001, the Company instituted a plan of corporate restructuring under which it eliminated 72 positions across its operations, representing approximately 15% of the total employee base. The Company recorded restructuring charges of $7,460,000 during the three months ended June 30, 2001. This charge was comprised of $1,120,000 of severance to displaced employees and $6,340,000 of asset impairments associated with certain long lived assets that are no longer expected to be realized in future product releases and service offerings due to the reprioritization of the Company's development efforts. As of June 30, 2001, the Company had paid $798,000 of the severance obligation. The remaining severance owed to displaced employees will be paid in installments through December 31, 2001.

(5)  TRANSACTIONS WITH INSIGHT CAPITAL PARTNERS

(A)  SECURITIES PURCHASE AGREEMENTS

     Pursuant to a Securities Purchase Agreement dated February 20, 2001, the Company issued a 9% Bridge Promissory Note (the "February Note") and a warrant to purchase up to 108,877 shares of the Company's common stock (the "February Warrant") to four funds affiliated with Insight Venture Associates IV, L.L.C (collectively "Insight") for an aggregate purchase price of $3.0 million. The February Warrant is exercisable at any time after April 30, 2001 and on or prior to February 15, 2011 at an exercise price of $2.7554 per share. Approximately $112,600 of the proceeds of the February Note have been allocated to the value of the February Warrant which has been recorded in additional paid in capital. The resulting discount was amortized to interest expense over the period from issuance to maturity on April 30, 2001.

     Pursuant to a Securities Purchase Agreement dated March 28, 2001, the Company issued a 10% Bridge Promissory Note (the "March Note") and a warrant to purchase up to 294,118 shares of the Company's common stock (the "March Warrant") to Insight for an aggregate purchase price of $1.5 million. The March Warrant is exercisable at any time after June 2001 prior to March 28, 2011 at an exercise price of $1.53 per share. Approximately $144,600 of the proceeds of the February Note have been allocated to the value of the February Warrant which has been recorded in Additional Paid in Capital. The resulting discount was amortized to interest expense over the period from issuance to maturity on June 28, 2001.

     Pursuant to a Securities Purchase Agreement dated June 1, 2001, the Company issued a 12% Bridge Promissory Note (the "June Note") for an aggregate purchase price of $7,000,000 to Insight. The June Note refinanced the February Note and March Note as contemplated in the Undertaking Letter dated April 16, 2001 discussed below and provided and additional $2.5 million of financing. The June Note matures on January 15, 2002. In connection with the Securities Purchase Agreement, the Company issued a warrant (the "June Warrant") to purchase 1,363,672 shares of the Company's common stock at a per share exercise equal to the lowest market price for the period commencing on February 20, 2001 and ending on the earliest of (i) the exercise date of the warrant, (ii) the date all principal and interest on the June Note is repaid and (iii) the date on which all of the Company's obligations under the June Note are terminated due to a conversion of the June Note to its terms. The June Warrant replaced the February Warrant and the March Warrant. Approximately $ 1,145,000 of the face value of the June Note has been allocated to the value of the June Warrant and had been recorded in additional paid in capital. The resulting discount is being amortized to interest expense over the period from issuance to the maturity date of the June Note.

(B)  UNDERTAKING LETTER

     On April 16, 2001, the Company received an undertaking letter (the "Undertaking Letter") from Insight. Under the terms of the Undertaking Letter, Insight agreed to refinance the February Note and March Note with an new loan that matures on January 15, 2002 and to provide up to $13,500,000 of additional financing through December 31, 2001 or the consummation of the "Sale of the Corporation", as defined in the Company's Series A Preferred Stock documents. In accordance with the terms of the Undertaking Letter, the additional financing will be available at any time provided that the Company has used its best efforts to obtain financing from other investor and has not been successful in obtaining such financing. In addition, in order to obtain funding under the Undertaking Letter in excess of $6,500,000, the Company must achieve a minimum of 70% of the Company's revenue projections released to the public after its April 27, 2001 earnings conference call. The revenue numbers released by the Company were $14,000,000 to $16,000,000 for the second quarter of 2001 and 10%-15% quarter over quarter revenue growth for the third and fourth quarters of 2001.

     In connection with the Undertaking Letter, the Company issued a warrant (the "April Warrant") to purchase a minimum of 818,182 up to 1,519,091 shares of the Company's common stock to Insight at a per share exercise price equal to the lowest closing price per share of the Company's common stock from April 16, 2001 until the earlier of (a) the date of first exercise and (b) the earliest of (i) December 31, 2001, (ii) the date that Insight's obligations, if any, with respect to the Undertaking Letter, terminate due to notification from the Company to that effect and (iii) the date of the consummation of a "Sale of the Corporation" as defined in the Company's Series A Preferred Stock documents. Under the terms of the April Warrant, additional vesting of warrants in excess of the 818,182 minimum is accreted daily based on the number of days lapsed from the date of the April Warrant. The Company has recorded deferred financing charges of $1,320,000 representing the value of the original issuance of 818,182 warrants. This charge is being amortized to interest expense over the term of the agreement. Additional financing charges related to the vesting of warrants in excess of the minimum share value are valued at their fair market value on the date the warrants become vested and are recorded to interest expense during the period in which the warrants become vested. During the three months ended June 30, 2001, the Company recorded $670,000 in interest expense related to the warrants issued in connection with the Undertaking Letter.

(5)  BANK LINE OF CREDIT

     In April 2001, the Company entered into a $5.0 million secured credit facility with a bank. Availability under the credit facility is based on a percentage of the Company's eligible receivables as defined. Borrowings under the credit facility bear interest at the banks prime rate plus 2.5% (9.25% at June 30, 2001). Under the terms of the agreement, the Company must maintain at least $2.0 million of excess availability or cash and investments at all times. In connection with the line of credit, the Company issued 70,094 warrants to purchase the Company's common stock with a per share exercise price of $2.14. The warrants expire in April 24, 2008. The Company has valued the warrant at $132,000 which is being amortized to interest expense over the term of the agreement. At June 30, 2001, the Company was out of compliance with certain financial covenants of the line of credit. In July 2001, certain terms of the credit facility were modified pursuant to which the bank agreed to waive the Company's non compliance with certain financial covenants provided that the Company receive $5 million of additional funding from the sale of equity securities or subordinated debt on or before July 31, 2001 and additional $2.5 million of funding from the sale of equity securities or subordinated debt on or before September 30, 2001. In July 2001, the Company received $5,000,000 in the form of subordinated debt from the sale of convertible debentures to Insight (see Note 7). In connection with the loan modification, the Company issued an additional warrant to the bank to purchase 50,000 shares of the Company's common stock with a per share exercise price of $2.14. The warrants expire on April 24, 2008.

(6)  REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In January 2001, the Company designated 5,330,000 shares of its authorized Preferred Stock, $.001 par value, as Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock"). The Company issued 5,325,645 shares at a purchase price of $1.2628 per share resulting in gross proceeds of $6,725,245 including a $1,500,000 note payable to Insight. Each share of Series A Preferred Stock accrues cumulative dividends at a rate of 10% per annum. The holders of the Series A Preferred Stock may require the Company to redeem outstanding shares at any time after January 10, 2004 for an amount equal to a 3% premium over the purchase price per share and all accrued and unpaid dividends. Each share of Series A Preferred Stock is convertible into the number of shares of the Company's common stock equal to the initial purchase price plus all accrued and unpaid dividends divided by the Conversion Price ($1.18353 at June 30, 2001). The conversion price is subject to adjustment for certain dilutive events, as defined. The holders of the Series A Preferred Stock are entitled to vote on all matters together with the common stock holders as one class. The holders of the Series A Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which the Series A Preferred Stock are then convertible.

     In connection with the issuance of the Series A Preferred Stock, the Company has recorded a $2.1 million beneficial conversion feature of the Series A Preferred Stock as a reduction to the carrying value of the Series A Preferred Stock and as a contribution of capital to additional paid in capital. The resulting discount on the Series A Preferred Stock will be accreted over the period from issuance to the first redemption date of the Series A Preferred Stock. During the three months ended June 30, 2001, the Company recorded accretion of dividends of $233,000. In addition, the Company recorded $244,000 of the accretion of the discount on the Series A Preferred Stock.

(7)  SUBSEQUENT EVENTS

(A)  ISSUANCE OF CONVERTIBLE DEBENTURES

     Pursuant to a Securities Purchase Agreement dated July 26, 2001, the Company issued convertible debentures in the amount of $12,241,308 to four funds affiliated with Insight Capital Partners (Insight). These debentures replaced the June Note including all accrued and unpaid interest and provided an additional $5,000,000 in funding. The notes bear interest at 12% and mature on January 10, 2005. The holders of the debentures have the option to require prepayment of the outstanding obligations in an amount equal the aggregate principal amount plus all unaccrued and unpaid interest multiplied by a factor of 103% at the occurrence of (i) an event of default , as defined in the agreement, (ii) a Liquidity event, as defined, or (iii) January 10, 2004. The debentures are convertible at the option of the holder into the number of shares equal the product of the unpaid principal plus any accured and unpaid interest multiples by a factor of 103% divided by the conversion price currently $0.43447 per share (subject to adjustment as defined in the agreement).

(B)  CORPORATE RESTRUCTURING

     In July 2001, the Company initiated an additional plan of corporate restructuring to better align the Company's cost structure with the current economic climate. In connection with the restructuring, the Company eliminated 112 positions across its operations be reducing headcount 17% in Support & Services, 27% in Sales, 30% in General Administration, 36% in Product Operations and 44% in Solutions and Marketing. The company will incur restructuring costs of approximately $1.3 million in the third quarter of 2001 associated with severance to terminated employees and abandoned facility costs as the Company consolidates its operations in North America. Although we will realize significant cost savings as a result of these measures, we will need to raise additional capital to fund operations. There is no guarantee that will be able to raise additional funds on terms that are favorable or at all. If we are not successful in obtaining additional financing, the Company will be at risk of running out of money as early as December 31, 2001.


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

     CORPORATE OVERVIEW

     The Company was incorporated in November 1996. Prior to incorporation, the Company operated as a separate division of two entities, Grant & Partners, Inc. and Grant & Partners Limited Partnership. The Company's activities during its early stages of operation focused on the development of software solutions to provide customer communications support to businesses. In 1995, the Company began providing professional services in the areas of marketing program design and execution and data warehousing. In March 1997, the Company ceased providing marketing program design services. The Company's development efforts culminated in the introduction to the market in July 1996 of the first module of the Xchange Dialogue product family, the Company's marketing automation software product. Since this initial introduction of Xchange Campaign, the Company has continued to focus significant resources on the development of additional functionality and features of the Xchange Dialogue suite as well as the development and acquisition of additional solutions within the Company's CRM solution set including Xchange Real Time, Xchange EnAct, and the email marketing and analytic modules of the Xchange Dialogue suite. The Company also has continued to expand its marketing activities, build the Xchange identity, develop the competencies of the professional services group, build international sales and distribution channels and develop its general and administrative infrastructure. The Company has shifted its primary business focus from providing services to selling software products. However, the Company believes that continuing to provide superior professional services will be critical to maximizing its opportunities for future revenues.

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

     In April 2001, the Company instituted a plan of corporate restructuring under which it eliminated 72 positions across its operations, representing approximately 15% of the total employee base. The Company recorded restructuring charges of $7,460,000 during the three months ended June 30, 2001. This charge was comprised of $1,100,000 of severance to displaced employees and $6,300,000 of non-cash asset impairments associated with certain long lived assets that were expected to be realized in future product releases and service offerings. As of June 30, 2001, the Company had paid $778,000 of the severance obligation. The remaining severance owed to displaced employees will be paid in installments through December 21, 2001.

     In July 2001, the Company initiated an additional plan of corporate restructuring to better align the Company's cost structure with the current economic climate. In connection with the restructuring , the Company eliminated 112 positions across its operations be reducing headcount 17% in Support & Services, 27% in Sales, 30% in General Administration, 36% in Product Operations and 44% in Solutions and Marketing. The Company will incur restructuring costs of approximately $1.3 million in the third quarter of 2001 associated with severance to terminated employees and abandoned facility costs as the Company consolidates its operations in North America.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. Statement No. 142 discusses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition and also how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Beginning on January 1, 2002, with the adoption of Statement No. 142, goodwill and certain purchased intangibles existing on June 30, 2001, will no longer be subject to amortization over their estimated useful life. Rather the goodwill and certain purchased intangibles will be subject to an assessment for impairment. The provisions of Statement No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company is currently assessing the potential impact SFAS No. 142 will have on its financial statements.

SIX MONTHS ENDED JUNE 30, 2000 AND 2001

     REVENUES

     The Company's total revenues decreased 23.7% from $34.8 million in the six months ended June 30, 2000 to $26.6 million for the six months ended June 30, 2001. Software license fee revenues decreased 42.1% from $23.6 million, or 67.9% of total revenues, in the six months ended June 30, 2000 to $13.7 million, or 51.5% of total revenues, in the six months ended June 30, 2001. The decrease in software license fees is attributable primarily to (i) delays in completing sales resulting from our efforts to reorganize our sales and distribution strategy and personnel to effectively sell our new product and service suite and
(ii) a longer sales cycle and fewer sales resulting from a general market slowdown of information technology spending. As of June 30, 2001, the Company had 32 direct sales representatives as compared to 41 at June 30, 2000.

     Services and maintenance revenues increased 15.2% from $11.2 million, or 32.1% of total revenues for the six months ended June 30, 2000, to $12.9 million, or 48.5% of total revenues for the six months ended June 30, 2001. The growth of services and maintenance revenues was directly attributable to additional service engagements, including $2.0 million of incremental revenue from ASP services, as well as additional maintenance fees from the Company's increased base of customers . The increase in services and maintenance revenues as a percentage of total revenues is the result of the decrease of the contribution of software license fee revenues to the overall revenue mix during the six months ended June 30, 2001 as compared to the six months ended June 30, 2001.

     As the Company looks to strengthen its relationships with third party software integrators, such as Cap Gemini Ernst & Young, IBM Global Services, and PriceWaterhouseCoopers it is expected that we will see a shift in some of the services work historically performed by the Company to these third party integrators. However, the Company expects to continue the expansion of its service offerings to include newly identified opportunities as well as projects that require unique expertise or familiarity with the Company's CRM solution set. In addition, the Company's second generation Xchange Dialogue product set as well as the Xchange Real Time and Xchange EnAct offerings have a high dependency on professional services for successful deployment. While many of these services will be performed by systems integrators, it is expected that certain domain specific services work will continue to be delivered by the Company.

     For the six months ended June 30, 2001, the Company's top five customers accounted for 47.8% of total revenues as compared to 35.9% of total revenues for the six months ended June 30, 2000. None of the top five customers during the six months ended June 30, 2001 was a top five customer during the six months ended June 30, 2000. The largest customer during the six months ended June 30, 2001 represented 29.7% of total revenues, while the largest customer for the six months ended June 30, 2001 represented 15.5% of the Company's total revenues.

     Revenues from customers outside North America were $6.5 million for the six months ended June 30, 2001, representing approximately 24% of total revenues as compared to $8.0 million or 23% of total revenues for the comparable period in the prior year.

     COST OF REVENUES

     The Company's cost of revenues consists of costs associated with software license fees and costs associated with services and maintenance. Total cost of revenues as a percentage of total revenues increased from 22.6% in the six months ended June 30, 2000 to 36.2% in the six months ended June 30, 2001.

     Cost of software license fees consists primarily of royalty payments made to third parties for licensed intellectual property and amortization of acquired technology rights included in the Xchange Dialogue and Xchange Enact products, and costs associated with software packaging and distribution. Cost of software license fees increased from $362,000, or 1.0% of total revenues for the six months ended June 30, 2000 to $501,000, or 1.9% of total revenues for the six months ended June 30, 2001. Cost of software license fees as a percentage of software license fee revenues increased to 3.7% during the six months ended June 30, 2001 from 1.5% during the six months ended June 30, 2000. The increase in cost of software license fees for the six months ended June 30, 2001 over June 30, 2001 primarily resulted from an incremental royalty costs associated with sales of the Xchange Analytics and Xchange Enact products during the six months ended June 30, 2001. The Company anticipates cost of software revenues to be between two and four percent of total revenues in the future, depending on the number of third party leveraged components software revenue.

     The Company's cost of services and maintenance consists primarily of personnel, facility and system costs incurred in providing professional consulting services, training, hosted software services for the Xchange eMessaging product, and customer support services. Cost of services and maintenance revenues as a percentage of total revenues increased from 21.5% for the six months ended June 30, 2000 to 34.3% for the six months ended June 30, 2001, attributable primarily to the increase in the contribution of services and maintenance revenue to the overall revenue mix during the six months ended June 30, 2001. Cost of services and maintenance as a percentage of services and maintenance revenues was 67.0% and 70.7% for the six months ended June 30, 2000 and 2001, respectively. The increase in cost of services and maintenance as a percentage of services maintenance revenues is attributable primarily to the increased use of third party sub-contractors on certain services engagements.

     Overall gross margin decreased from 77.4% for the six months ended June 30, 2000 to 63.8% for the six months ended June 30, 2001 due primarily to the increase in the contribution of lower margin services and maintenance revenue to the overall revenue mix.

     OPERATING EXPENSES

     SALES AND MARKETING. The Company's sales and marketing expenses consist primarily of salaries for sales and marketing personnel, commissions, travel and promotional expenses. For the six months ended June 30, 2000 and 2001, sales and marketing expenses were 31.7% and 74.3% of total revenues, or $11.0 million and $19.7 million, respectively. The increase in absolute dollars is primarily attributable to an increase in sales and marketing personnel from 111 at June 30, 2000 to 121 at June 30, 2001 (reflective of the Company's April 2001 workforce reduction which eliminated 17 positions), as well as increased spending on certain promotional activities including trade shows, seminars, and the development of collateral materials designed to increase awareness of the Company and its products. The Company anticipates selling and marketing expense will decrease in the third and fourth quarter of 2001, both in absolute dollars and as a percentage of total revenue, as a result of the Company's corporate restructurings that took place in April 2001 and July 2001 which resulted in the elimination of 55 positions from the sales and marketing functions.

     RESEARCH AND DEVELOPMENT. The Company's research and development expenses consist primarily of employee salary and benefits, consultant costs, and equipment and purchased software depreciation costs associated with new product development, enhancement of existing products and quality assurance activities. For the six months ended June 30, 2000 and 2001, research and development expenses were 22.4% and 42.8% of total revenues, or $7.8 million and $11.4 million, respectively. This increase in absolute dollars was primarily a result of the increase in research and development personnel from 119 at June 30, 2000 to 135 (reflective of the Company's April 2001 workforce reduction which eliminated 19 positions), including contractors, at June 30, 2001. The Company anticipates research and development expenses will decrease in absolute dollars and as a percentage of total revenues as a result of the corporate restructurings that took place in April 2001 and July 2001 which resulted in the elimination of 65 positions, respectively, from the research and development function.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $4.2 million, or 12.0% of total revenues, for the six months ended June 30, 2000 to $9.7 million, or 36.4% of total revenues, for the six months ended June 30, 2001. The increase in absolute dollars was the result of the increase in the number of personnel dedicated to its finance, information systems, and human resources departments from 52 at June 30, 2000 to 63 (reflective of the Company's April 2001 workforce reduction which eliminated 8 positions) at June 30, 2001 as well as additional investments in infrastructure and increased legal and accounting expense associated with fundraising activities. In addition, the Company incurred approximately $1.4 million of one-time charges associated with an increase in the Company's bad debt and other reserves. The Company expects general and administrative expenses will decrease both in absolute dollars and as percentage of revenues as a result of the corporate restructurings that took place in April 2001 and July 2001 which resulted in the elimination of 30 positions from the general and administrative functions.

     AMORTIZATION EXPENSE

     Amortization expense for the six months ended June 30, 2001 was approximately $20.1 million consisting of $10.3 million of amortization of goodwill and other intangible assets acquired in the acquisitions of KSP in March 2000, and CA in June 2000 and $9.8 million of amortization of the MicroStrategy investment acquired in December 1999. Amortization expense for the six months ended June 30, 2000, was approximately $13.5 million consisting of $
10.0 amortization of the MicroStrategy investment acquired in December 1999 and $3.5 million of amortization of goodwill and other intangible assets acquired in the acquisitions of KSP in March 2000 and CA in June 2000.

     RESTRUCTURING CHARGE

     During the six months ended June 30, 2001, the Company recorded an a restructuring charge of $7.5 million related to a corporate restructuring consummated in April 2001. The charge is comprised of $1.1 million of severance and $6.4 million in non-cash asset impairments associated with long lived assets that are no longer expected to be realized in future product releases and services offerings due to the reprioritization of the Company's development efforts.

     IMPAIRMENT OF GOODWILL

     During the six months ended June 30, 2001, the Company recorded an impairment charge of $19.3 million related to the goodwill recorded in connection with the acquisition of CA. See Note 3 in the Company's unaudited Consolidated Financial Statements as of June 30, 2001 contained elsewhere in this Form 10-Q.

     INTEREST INCOME (EXPENSE), NET

     Interest income decreased from $848,000 for the six months ended June 30, 2000 to $116,000 for the six months ended June 30, 2001 primarily as a result of the decrease in the Company's cash and investment balance on hand during the comparable periods. Interest expense increased from $1.3 million for the six months ended June 30, 2000 to $2.3 million for the six months ended June 30, 2001. Interest expense for the six months ended June 30, 2000 was comprised entirely of non cash interest on the Microstrategy obligation. Interest expense during the six months ended June 30, 2001 was comprised of $567,000 of non cash interest related to the Microstrategy obligation, $1.2 million of non cash interest expense related to the accretion of discounts on the convertible debt and warrants issued to Insight, $54,000 of non cash interest related to the accretion of discounts on notes payable to former shareholders of customer anayltics, $74,000 in interest expense related to the notes payable to former shareholders of CA, $170,000 if interest expense related to the notes payable to Insight, $73,000 of interest expense related to the Company's bank line of credit and $215,000 of interest expense related to capital leases.

     PROVISION FOR INCOME TAXES.

     For the six months ended June 30, 2000 and June 30, 2001, the Company recorded an income tax provision of $21,000 and $12,000, respectively, related primarily to minimum state income tax requirements. No significant provision for foreign or federal, or state income taxes was recorded for the six months ended June 30, 2000 and 2001 because the Company incurred a net loss during the six month period.

THREE MONTHS ENDED JUNE 30, 2000 AND 2001

     REVENUES

     The Company's total revenues decreased 45.0% from $19.6 million for the three months ended June 30, 2000 to $10.8 million for the three months ended June 30, 2001. Software license fee revenues decreased 65.3% from $13.4 million, or 68.0% of total revenues, in the three months ended June 30, 2000 to $4.6 million, or 42.8% of total revenues, in the three months ended June 30, 2001. The decrease in software license fees is attributable primarily to (i) delays in completing sales resulting from our efforts to reorganize our sales and distribution strategy and personnel to effectively sell our new product and service suite and (ii) a longer sales cycle and (iii) fewer sales resulting from a general market slowdown of information technology spending. As of June 30, 2001, the Company had 32 direct sales representatives as compared to 41 at June 30, 2000.

     Services and maintenance revenues decreased 1.7% from $6.3 million or 32.0% of total revenues, in the three months ended June 30, 2000 to $6.2 million, or 57.2% of total revenues, in the three months ended June 30, 2001. The decrease in services and maintenance revenues in absolute dollars is the result of the decrease in software license revenues and the services work typically associated with those sales as well as the increased use of partners to perform certain consulting services partially offset by increased ASP services revenue as compared to the same period in the prior year.

     For the three months ended June 30, 2001, the Company's top five customers accounted for 54.0% of total revenues as compared to 39.2% of total revenues for the six months ended June 30, 2000 . None of the top five customers during the six months ended June 30, 2001 was a top five customer during the six months ended June 30, 2000. The largest customer during the six months ended June 30, 2001 represented 36.3% of total revenues, while the largest customer for the six months ended June 30, 2000 represented 9.9% of the Company's total revenues.

     Revenues from customers outside North America were $3.4 million for the three months ended June 30, 2001, representing approximately 32% of total revenues as compared to $4.6 million or approximately 23% of total revenues for the comparable period in the prior year.

     COST OF REVENUES

     The Company's cost of revenues consists of costs associated with software license fees and costs associated with services and maintenance. Total cost of revenues as a percentage of total revenues increased from 22.2% in the three months ended June 30, 2000 to 45.3% in the three months ended June 30, 2001.

     Cost of software license fees consists primarily of royalty payments made to third parties for licensed intellectual property and amortization of acquired technology rights included in the Xchange Dialogue and Xchange Enact products, and costs associated with software packaging and distribution. Cost of software license fees increased from $221,000, or 1.1% of total revenues, for the three months ended June 30, 2000 to $298,000, or 2.8% of total revenues for the three months ended on June 30, 2001. Cost of software license fees as a percentage of software license fee revenues increased from 1.7% to 6.4% for the three months ended June 30, 2000 and 2001, respectively. The increase in cost of software license fees for the three months ended June 30, 2001 over June 30, 2000 resulted from incremental royalty costs associated with sales of the Xchange Analytics and Xchange Enact products during the three months ended June 30, 2001.

     The Company's cost of services and maintenance consists primarily of personnel, facility and system costs incurred in providing professional consulting services, training, hosted software services for the Xchange Dialogue product suite, and customer support services. As a result of the increase in the contribution of services and maintenance revenues to the overall revenue mix, cost of services and maintenance revenues as a percentage of total revenues increased from 21.1% for the three months ended June 30, 2000 to 42.6% for the three months ended June 30, 2001. Cost of services and maintenance as a percentage of services and maintenance revenues was 66.0% and 74.5% for the three months ended June 30, 2000 and 1999, respectively. The increase was attributable primarily to the increased investments by the Company in the services infrastructure, including hardware and personnel requirements associated with the hosted Xchange Dialogue services offering.

     Overall gross margin decreased from 77.8% for the three months ended June 30, 2000 to 54.7% for the three months ended June 30, 2001 due primarily to the increase in the contribution of services and maintenance revenue to the overall revenue mix.

     OPERATING EXPENSES

     SALES AND MARKETING. The Company's sales and marketing expenses consist primarily of salaries for sales and marketing personnel, commissions, travel and promotional expenses. For the three months ended June 30, 2000 and 2001, sales and marketing expenses were 31.5% and 87.4% of total revenues, or $6.2 million and $9.4 million, respectively. The increase in absolute dollars is primarily attributable to an increase in sales and marketing personnel from 111 at June 30, 2000 to 121 at June 30, 2001 (reflective of the Company's April 2001 workforce reduction which eliminated 17 positions), as well as increased spending on certain promotional activities including trade shows, seminars, and the development of collateral materials designed to increase awareness of the Company and it products. The Company anticipates selling and marketing expense will decrease in third and fourth quarter of 2001 both in absolute dollars and as a percentage of total revenue as a result of the Company's corporate restructurings that took place in April 2001 and July 2001 which resulted in the elimination of 55 positions from the sales and marketing functions.

     RESEARCH AND DEVELOPMENT. The Company's research and development expenses consist primarily of employee salary and benefits, consultant costs, and equipment and purchased software depreciation costs associated with new product development, enhancement of existing products and quality assurance activities. For the three months ended June 30, 2000 and 2001, research and development expenses were 23.3% and 47.7% of total revenues, or $4.6 million and $5.2 million, respectively. This increase in absolute dollars was primarily a result of the increase in research and development personnel from 119 at June 30, 2000 to 135 (reflective of the Company's April 2001 workforce reduction which eliminated 19 positions), including contractors, at June 30, 2001. The Company anticipates research and development expenses will decrease in absolute dollars and as a percentage of total revenues as a result of the corporate restructurings that took place in April 2001 and July 2001 which resulted in the elimination of 65 positions, respectively, from the research and development function.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $2.2 million, or 11.4% of total revenues, for the three months ended June 30, 2000 to $5.4 million, or 50.1% of total revenues, for the three months ended June 30, 2001. The increase in absolute dollars was the result of the increase in the number of personnel dedicated to its finance, information systems, and human resources departments from 52 at June 30, 2000 to 63 (reflective of the Company's April 2001 workforce reduction which eliminated 8 positions) at June 30, 2001 as well as additional investments in infrastructure and increases in legal and accounting fees associated with fundraising activities. In addition, the Company incurred approximately $1.4 million of one time charges associated with an increase in the Company's bad debt and other reserves. The Company expects general and administrative expenses will decrease both in absolute dollars and as percentage of revenues as a result of the corporate restructurings that took place in April 2001and July 2001 which resulted in the elimination of 30 positions from the general and administrative functions.

     AMORTIZATION EXPENSE

     Amortization expense for the three months ended June 30, 2001 was approximately $10.1 million consisting of $5.2 million of amortization of goodwill and other intangible assets acquired in the acquisitions of KSP in March 2000, and CA in June 2000 and $4.9 million of amortization of the MicroStrategy investment acquired in December 1999. Amortization expense for the three months ended June 30, 2000 was approximately $8.6 million consisting of $3.5 of amortization of goodwill and other intangible assets acquired in the acquisitions of KSP in March 2000, and CA in June 2000 and $5.1 million of amortization of the MicroStrategy investment acquired in December 1999.

     RESTRUCTURING CHARGE

     During the three months ended June 30, 2001, the Company recorded an a restructuring charge of $7.5 million related to the Company's corporate restructuring consummated in April 2001. The charge is comprised of $1.1 million of severance and $6.3 million in non-cash asset impairments associated with long lived assets that are no longer expected to be realized in future product releases and services offerings due to the reprioritization of the Company's development efforts.

     IMPAIRMENT OF GOODWILL

     During the three months ended June 30, 2001, the Company recorded an impairment charge of $19.3 million related to the goodwill recorded in connection with the acquisition of CA. See Note 3 in the Company's unaudited Consolidated Financial Statements as of June 30, 2001 contained elsewhere in this Form 10-Q.

     INTEREST INCOME (EXPENSE), NET

     Net interest income decreased from $373,000 for the three months ended June 30, 2000 to $62,000 for the three months ended June 30, 2001. The decrease in interest income was the results of the decrease in the Company's cash and investment balances during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Interest expense increased from $676,000 for the three months ended June 30, 2000 to $1.7 million for the three months ended June 30, 2001. Interest expense during the three months ended June 30, 2000 related entirely to non cash interest on the Microstrategy obligation. Interest expense during the three months ended June 30, 2001 was comprised of $1.1 million of non cash interest related the accretion of discounts on notes payable to Insight, $228,000 of non cash interest related to the Microstrategy obligation, $27,000 of non cash interest related to the accretion of discounts on notes payable to former shareholders of CA, $37,000 of interest expense related to notes payable to former shareholders of CA, $170,000 of interest expense related to notes payable to Insight, $86,000 of interest expense related to our bank line of credit and $96,000 of interest expense related to capital lease obligations.

     PROVISION FOR INCOME TAXES.

     For the three months ended June 30, 2000 and June 30, 2001, the Company recorded income tax expense of $21,000 and $6,000, related primarily to minimum state income tax requirements. No significant provision for foreign, federal , or state income taxes was recorded for the three months ended June 30, 2000 and 2001 because the Company incurred a net loss during the three month periods.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents as of June 30, 2001 decreased $3.6 million from December 31, 2000. Net cash used in operations of approximately $20.9 million resulted primarily from a loss of $22.7 million before amortization expense and other non-cash charges offset by an increase of $8.6 million in net working capital.

     Net cash used in investing activities for the six months ended June 30, 2001, of $1.9 was primarily the result of property and equipment purchases during the first quarter of 2001 related to the increase in headcount and investments in infrastructure.

     Net cash provided by financing activities of $12.4 million consisted of $4.6 million in net proceeds from the sale of Series A Redeemable Convertible Preferred Stock, $6.9 million in net proceeds from the issuance of notes payable to Insight, $4.0 in net borrowings under the Company's credit facility, $164,000 from exercise of the Company's common stock options and $230,000 of proceeds from the sale of common stock under our Employee Stock Purchase Plan during the six months ended June 30, 2001. These contributions were offset by the repayment of $986,000 of capital lease obligations and $2.5 million from the repayment of notes payable to former investors of CA.

     On April 16, 2001, the Company received an Undertaking Letter from Insight under which Insight agreed to provide additional financing to support Xchange's ongoing business operations up to $13.5 million of additional financing (the "Additional Financing"). The Additional Financing is available at any time from April 16, 2001 through the earlier of December 31, 2001 or the consummation of a "Sale of the Corporation" as defined in the Company's Series A Preferred Stock documents. Subject to the terms of the undertaking letter, the Additional Financing will be available provided that the Company has used its best efforts to obtain financing from other investors and has not been successful in obtaining such financing. The terms of the Additional Financing will be negotiated in good faith at the time the financing is provided, but in no event will any debt securities purchased by Insight have a maturity prior to January 15, 2002. In addition, in order to obtain funding under the agreement in excess of $6,500,000, the Company must achieve certain revenue targets as defined in the letter (See Note 4(b) in the Company's unaudited financial statements included in this Form 10-Q).

     In June 2001, the Company issued June Notes to Insight for an aggregate total purchase price of $7,000,000. The June Notes refinanced the February and March Notes as well as provided an additional $2.5 million in funding.

     In July 2001, the Company issued convertible debentures in the amount of $12.2 million. These debentures replaced the existing June Note including all unpaid and accrued interest and provided an additional $5.0 million in funding.

     Under Nasdaq Marketplace Rules 4350(i)(1)(B)and 4350(i)(1)(D)(ii), shareholder approval is normally required for investments similar to the Convertible Debentures. However, the Company requested from Nasdaq an exception to this shareholder approval requirement pursuant to Nasdaq Marketplace Rule 4350(i)(2). Rule 4350(i)(2) provides that "excetions may be made apon application to Nasdaq when: (A) the delay in securing shareholder approval would seriously jeopardize the financial viability of the enterprise; and (B) reliance by the company on this exception is expressly approved by the Audit Committee or a comparable body of the Board of Directors." The Company obtained such exception to the shareholder approval requirements from Nasdaq, citing the Company's immediate need for funds.

     In addition, in April 2001, the Company received a $5.0 million secured credit facility from Silicon Valley Bank. Availability under the credit facility is based on a percentage of the Company's eligible receivables as defined. In addition, the Company must maintain at least $2.0 million of excess availability or cash and investments at all times. During the six months ended June 30, 2001, the Company received net proceeds of $4.0 million under the line of credit. The Company is subject to certain operational and financial covenants under the terms of the agreement. At June 30, 2001, the Company was out of compliance with certain financial covenants of the line of credit. In July 2001, certain terms of the credit facility were modified pursuant to which the bank agreed to waive the Company's non compliance with certain financial covenants provided that the Company receive $5 million of additional funding from the sale of equity securities or subordinated debt on or before July 31, 2001 and additional $2.5 million of funding from the sale of equity securities or subordinated debt on or before September 30, 2001. In July 2001, the Company received $5,000,000 in the form of subordinated debt from the sale of convertible debentures to Insight (see Note 7).

     In July 2001, the Company instituted a plan of corporate restructuring to better align our cost structure with our business outlook and general economic conditions. Although we will realize significant cost savings as a result of these measures, we will need to raise additional capital to fund operations. There is no guarantee that the Company will be able to raise additional funds on terms that are favorable or at all. If the Company raises additional funds through the issuance of equity securities the ownership position of our existing stockholders would be diluted. If we are not successful in obtaining additional financing, the Company will be at risk of running out of money as early as December 31, 2001.

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

OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT.

     We began commercial shipment of the initial Xchange Campaign product in July 1996. We were not a separate company until November 1996. Accordingly, we have only a limited operating history in order to evaluate our business. The risks, expenses and difficulties that an early-stage company like ours faces must be considered. These risks include our ability to:

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

THE LOSS OF ONE OF OUR LARGEST CUSTOMERS COULD CAUSE OUR REVENUES TO DROP QUICKLY AND UNEXPECTEDLY.

     In fiscal 1999 and 2000 and the six months ended June 30, 2001, our top five customers accounted for 37.7%, 26.8% and 47.8% of total revenues, respectively. We cannot be certain that our current customers will continue to do business with us, that business from existing customers will continue at the levels of previous periods, or that we will be able to do a significant amount of business with new customers. If we lose one of our customers, our revenues could drop more quickly than we could reduce expenses. This could substantially harm our financial results.

WE NEED TO MANAGE OUR GROWTH EFFECTIVELY OR WE MAY NOT SUCCEED.

     We have grown rapidly, with total revenues increasing from $26.2 million in 1998 to $43.3 million in 1999 and $61.6 million in 2000 and $26.6 million during the six months ended June 30, 2001. The number of our employees and full time equivalents has increased from 164 at December 31, 1998, to 467 at December 31, 2000 and to 384 at June 30, 2001. Our operating and financial systems and the geographic distribution of our operations and customers have also experienced substantial growth over this period. Our future operating results will depend on the ability of our officers and other key employees to continue to implement and improve our operational, customer support and financial control systems, and to expand, train and manage our employee base. Our failure to expand and integrate these areas in an efficient manner could cause our expenses to grow, our revenues to decline or to grow more slowly than expected, and could have a material adverse effect on our business.

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

OUR STOCK PRICE OR OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO EFFICIENTLY INTEGRATE ACQUISITIONS.

     We have consummated and we may continue to pursue acquisitions that provide new technologies, products or service offerings. Future acquisitions by us may involve potentially dilutive issuance's of equity securities. We also may incur substantial additional liabilities and expenses, such as debt or amortization expenses related to goodwill and other intangible assets. If any of these occur, the market price of our common stock and our financial results could suffer.

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

     As of December 31, 2000, our current officers, directors and principal stockholders held approximately 19.4% of our outstanding common stock and voting common stock equivalents. Consequently, this group will be able to control the outcome of all matters submitted for stockholder action, including the election of members to our Board of Directors and the approval of significant change in control transactions, which may have the effect of delaying or preventing a change in control. Representatives of the existing stockholders constitute all five directors and will therefore have significant influence in directing the actions of the Board of Directors. We have not identified candidates for additional positions on the Board of Directors.

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

WE WILL REQUIRE ADDITIONAL FINANCING, WHICH MAY BE DIFFICULT TO OBTAIN AND MAY DILUTE OUR SHAREHOLDER'S OWNERSHIP INTEREST.

     We will require additional capital to fund our operations. We may seek additional through public or private financings. Additional funding may not be available on terms acceptable to us or at all. If we raise additional funds by issuing equity securities further dilution to our then existing stockholders may result. In addition, the terms may adversely affect the rights of our stockholders.

WE ARE, AND MAY IN THE FUTURE BE, INVOLVED IN SECURITIES CLASS ACTION
LITIGATION.

     The Company, certain of our current or former officers have been named defendants in two securities class action lawsuits filed on behalf of a purported class of purchasers of the our common stock during the period July 24, 2000 through September 29, 2000. These lawsuits seek monetary damages for alleged violations of securities laws. If the plaintiffs are successful and their recoveries exceed the limits of our insurance coverage, our financial position will be harmed. Litigation is inherently uncertain and an adverse resolution of the actions may have a negative effect on our operating results in the period in which they are resolved. For further discussion of these lawsuits see the discussion of Legal Proceedings elsewhere in this prospectus.


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

     INTEREST RATE SENSITIVITY. The Company maintains a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency treasury bills and notes with an average maturity of less then twelve months. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2001, the fair value of the portfolio would decline by an immaterial amount.

     FOREIGN CURRENCY EXCHANGE RISK. With sales and services offices in London, Sydney, Johannesburg, Korea and Tokyo the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically, the Company's primary exposure has been nondollar-denominated operating expenses and sales by its United Kingdom subsidiary. The introduction of the Euro as a common currency for members of the European Monetary Union, of which the United Kingdom is not a member, occurred in January 1999. To date, we have not noticed any material impact from the introduction of the Euro. In addition, as the Company expands its sales and service presence in the Asia/Pacific region in 2001, its exposure to foreign currency exchange rate risks from the more volatile economies of this region will increase. The Company is prepared to hedge against fluctuations in the British Sterling, Euro, or other foreign currency if the exposure becomes material. As of June 30, 2001 the Company's material nondollar-denominated assets and liabilities primarily consisted of cash, accounts receivable, and accounts payable denominated in British Sterling and Australian dollars.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Xchange and certain of our current or former officers and its certified public accountants , Arthur Andersen, LLP, have been named defendants in a consolidated class action lawsuit originally filed on February 21, 2001 and including a Consolidated Amended Class Action Complaint filed August 3, 2001, filed on behalf of a purported class of purchasers of the our common stock during the period from December 9, 1998 through September 29, 2000. The Amended Class Action Complaint alleges that we made false or misleading statements that inflated our common stock price during the class period. The relief sought is damages on behalf of the class. The action is pending in the United States District Court for the District of Massachusetts. We believe that the allegations are without merit and we intend to defend the litigation vigorously.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Stockholders of the Company was held on June 25, 2001 follows:

        (1) The Company submitted a proposal to re-elect Mr. Andrew J. Frawley and Mr. Ramanan Raghavendran as directors of the Company to hold office for a three-year term and until his successor has been duly elected and qualified. The results of the votes cast are as follows:

            MR. ANDREW J. FRAWLEY:
            ----------------------
                For                    Against                   Withheld
            ----------                ---------                  --------
            29,594,161                1,221,695                     --

            MR. RAMANAN RAGHAVENDRAN:
            -------------------------
                For                    Against                   Withheld
            ----------                ---------                  --------
            30,626,305                  189,551                     --


        (2) The Company submitted a proposal to ratify the action of the Board of Directors in amending the 1998 Employee Stock Purchase Plan to increase the number of shares of common stock authorized for issuance thereunder from 400,000 to 1,000,000. The results of the votes cast are as follows:

                For                    Against                   Withheld
            ----------                ---------                  --------
            29,767,835                 971,192                    76,829

ITEM 6. EXHIBITS AND REPORTS  ON FORM 8-K.

(a)  Exhibits

Exhibit 4.1* Certificate of Designation of Series A Preferred Stock of Exchange, dated as of January 10, 2001. (Incorporated by reference to the Company's Form 8-K dated January 10, 2001, filed with the Commission on January 24, 2001)

Exhibit 10.1* Securities Purchase Agreement, dated as of January 10, 2001, by and among Exchange and the purchasers of the Series A Preferred Stock, includes all Schedules thereto. (Incorporated by reference to the Company's Form 8-K dated January 10, 2001, filed with the Commission on January 24, 2001)

Exhibit 10.2* Registration Rights Agreement by and among Exchange and the purchasers of the Series A Preferred Stock, dated as of January 10, 2001. (Incorporated by reference to the Company's Form 8-K dated January 10, 2001, filed with the Commission on January 24, 2001)

Exhibit 99.1* Form of Securities Purchase Agreement, dated as of February 20, 2001, by and among the Company and InSight. (Incorporated by reference to the Company's Form 8-K dated February 20, 2001 filed with the Commission on April 12, 2001)

Exhibit 99.2* Form of 9% Bridge Promissory Note in the aggregate principal amount of up to $3,000,000 issued by the Company to InSight, dated as of February 20, 2001. (Incorporated by reference to the Company's Form 8-K dated February 20, 2001 filed with the Commission on April 12, 2001)

Exhibit 99.3* Form of Warrant issued by the Company to InSight, dated February 20, 2001. (Incorporated by reference to the Company's Form 8-K dated February 20, 2001 filed with the Commission on April 12, 2001)

Exhibit 99.4* Form of Amended and Restated Registration Rights Agreement, dated as of February 20, 2001, by and among the Company and InSight. (Incorporated by reference to the Company's Form 8-K dated February 20, 2001 filed with the Commission on April 12,
                  2001)

Exhibit 99.5* Form of Securities Purchase Agreement, dated as of March 28, 2001, by and among the Company and InSight. (Incorporated by reference to the Company's Form 8-K dated February 20, 2001 filed with the Commission on April 12, 2001)

Exhibit 99.6* Form of 10% Bridge Promissory Note in the aggregate principal amount of up to $1,500,000 issued by the Company to InSight, dated as of March 28, 2001. (Incorporated by reference to the Company's Form 8-K dated February 20, 2001 filed with the Commission on April 12, 2001)

Exhibit 99.7* Form of Warrant issued by the Company to InSight, dated March 28, 2001. (Incorporated by reference to the Company's Form 8-K dated February 20, 2001 filed with the Commission on April 12,
                  2001)

Exhibit 99.8* Form of Second Amended and Restated Registration Right Agreement, dated as of March 28, 2001, by and among the Company and InSight. (Incorporated by reference to the Company's Form 8-K dated February 20, 2001 filed with the Commission on April 12, 2001)

Exhibit 99.9* Form of Loan and Security Agreement with Silicon Valley Bank dated as of April 25, 2001. (Incorporated by reference to the Company's Form 10-Q dated May 15, 2001 filed with the Commission on May 15, 2001)

Exhibit 99.10* Form of Securities Purchase Agreement, dated as of June 1, 2001, by and among the Company and InSight. (Incorporated by reference to the Company's Form 8-K June 1, 2001 filed with the Commission on June 11, 2001)

Exhibit 99.11* Form of 12% Bridge Promissory Note in the aggregate principal amount of up to $7,000,000 issued by the Company to InSight, dated as of June 1, 2001. (Incorporated by reference to the Company's Form 8-K June 1, 2001 filed with the Commission on June 11, 2001)

Exhibit 99.12* Form of Warrant issued by the Company to InSight, dated June 1, 2001. (Incorporated by reference to the Company's Form 8-K June 1, 2001 filed with the Commission on June 11, 2001)

Exhibit 99.13* Form of Third Amended and Restated Registration Rights Agreement, dated as of June 1, 2001, by and among the Company and InSight. (Incorporated by reference to the Company's Form 8-K June 1, 2001 filed with the Commission on June 11, 2001)

Exhibit 99.14* Form of Securities Purchase Agreement, dated as of July 26, 2001, by and among the Company, eXstatic and Insight. (Incorporated by reference to the Company's Form 8-K July 26, 2001 filed with the Commission on August 10, 2001)

Exhibit 99.15* Form of 12% Senior Subordinated Convertible Debenture issued by the Company to Insight, dated July 26, 2001. (Incorporated by reference to the Company's Form 8-K July 26, 2001 filed with the Commission on August 10, 2001)

Exhibit 99.16* Form of 12% Senior Subordinated Convertible Debenture, issued by the Company to Insight, dated July 26, 2001. (Incorporated by reference to the Company's Form 8-K July 26, 2001 filed with the Commission on August 10, 2001)

Exhibit 99.17* Form of Fourth Amended and Restated Registration Right Agreement, dated as of July 26, 2001, by and among the Company and Insight. (Incorporated by reference to the Company's Form 8-K July 26, 2001 filed with the Commission on August 10,
                  2001)

Exhibit 99.18* Form of Security Agreement, dated as of July 26, 2001, by and among the Company, eXstatic and Insight. (Incorporated by reference to the Company's Form 8-K July 26, 2001 filed with the Commission on August 10, 2001)

Exhibit 99.19* Form of Undertaking Letter, dated April 16, 2001 between Exchange and Insight. (Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K, dated April 17, 2001)

Exhibit 99.20* Form of Warrant, dated April 16, 2001, issued to Insight by Exchange. (Filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K dated April 17, 2001)

Exhibit 99.21 Form of Loan Modification Agreement between Silicon Valley Bank and Exchange Applications, Inc. and eXstatic Software, Inc.



(b)   Reports on Form 8-K

      Our report on Form 8-K filed with the SEC on June 11, 2001.
      Our report on Form 8-K filed with the SEC on April 12, 2001. Our report on Form 8-K filed with the SEC on August 10, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             Exchange Applications, Inc.
                                             (Registrant)

Dated: August 14, 2001

                                             By: /s/ Thomas Phair
                                                 --------------------------
                                                (authorized officer and
                                                 principal finance and
                                                 accounting officer)