Form 10-Q
period 2001-09-30
EXCHANGE APPLICATIONS INC
filed 2001-11-14
CIK 1065857

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001.

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to             .
                                        ------------    ------------

                        Commission file number
                                               ---------


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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes   |X|   No
               -----     -----

State the number of shares outstanding of the registrant's common stock, as of the latest practicable date.

         Number of Shares 34,373,820        Outstanding as of November 09, 2001
                          ----------                          ---------------

================================================================================

                           EXCHANGE APPLICATIONS, INC.

               Form 10-Q for the Nine Months Ended September 30, 2001


                                Table of Contents





                          PART I. FINANCIAL INFORMATION

                                                                     Page Number
Item 1.  Financial Statements (unaudited):

         Consolidated Balance Sheets as of September 30, 2001
         and December 31, 2000 (audited)                                  3

         Consolidated Statements of Operations for the
         three and nine months ended September 30, 2001 and 2000          4

         Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2001 and 2000                    5

         Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation                              14

Item 3.  Quantitative and Qualitative Disclosure about Market Risk       28


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               28

Item 6.  Exhibits and Reports on Form 8-K                                29


         Signatures                                                      32

















--------------------------------------------------------------------------------
                                       2

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                               December 31,  September 30,
                                                                                  2000          2001
                                                                                --------      --------

                                     ASSETS
Current assets:
  Cash and cash equivalents ................................................    $  8,617      $ 13,803
  Accounts receivable, net of allowance for doubtful accounts ..............      16,969         6,916
  Prepaid expenses and other current assets ................................       4,270         2,298
                                                                                --------      --------
         Total current assets ..............................................      29,856        23,017

Property and equipment, net ................................................      10,413         7,676
Non current assets from MicroStrategy Incorporated transaction .............      42,406        28,522
Goodwill ...................................................................      44,980        29,292
Other intangible assets ....................................................      24,753         6,993
Other assets ...............................................................       9,899           310
                                                                                --------      --------
         Total assets ......................................................    $162,307      $ 95,810
                                                                                ========      ========


  LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .........................................................    $  5,717      $  5,588
  Accrued expenses .........................................................      15,916        15,596
  Current portion of MicroStrategy Incorporated obligation .................      16,833            --
  Current portion of note payable to certain former
     shareholders of Customer Analytics ....................................       2,875         2,460
  Line of Credit ...........................................................         --          3,671
  Note payable to Insight Capital Partners .................................       1,500            --
  Current portion of capital leases ........................................       1,987         1,768
  Deferred revenue .........................................................       8,636         5,436
                                                                                --------      --------
         Total current liabilities .........................................      53,464        34,519

Long term portion of capital leases, net of current portion.................       1,091            98
Long term portion of note payable to certain former
  shareholders of Customer Analytics, net of current portion................       1,965            --
Long term portion of Convertible Debentures, net of current portion.........         --          1,056

Series A Redeemable Convertible Preferred Stock ............................         --          5,214


Stockholders' equity:
  Preferred Stock; $.001 par value -
  10,000,000 shares authorized, zero shares
  outstanding at December 31, 2000 and September 30, 2001 .................          --            --

  Common Stock, $.001 par value -
  150,000,000 shares authorized; 32,970,359 and 34,404,224 shares
    issued at December 31, 2000 and September 30, 2001, respectively .......          33            35
  Additional paid-in capital ...............................................     250,656       299,165
  Accumulated deficit ......................................................    (144,502)     (244,007)
  Deferred compensation ....................................................        (204)          (18)
  Cumulative translation adjustment ........................................        (196)         (252)
  Treasury stock, at cost; 366,565 and 572,010 shares at December
    31, 2000 and September 30, 2001, respectively ..........................         --            --
                                                                                --------      --------
         Total stockholders' equity ........................................     105,787        54,923
                                                                                --------      --------
         Total liabilities and stockholders' equity ........................    $162,307      $ 95,810
                                                                                ========      ========



                   The accompanying notes are an integral part of these consolidated financial statements.







--------------------------------------------------------------------------------

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)


                                                             Three months ended,                   Nine months ended
                                                       ------------------------------     ------------------------------
                                                    September 30,2000  September 30,2001   September 30, 2000 September 30, 2001
                                                       ------------      ------------      ------------       ------------

Revenues:
  Software license fees .............................  $      5,940      $      3,623      $     29,553       $    17,296
  Services and maintenance ..........................         6,549             5,485            17,736            18,379
                                                       ------------      ------------      ------------       ------------
         Total revenues .............................        12,489             9,108            47,289            35,675
Cost of revenues:
  Software license fees (1)..........................           164                47               526               549
  Services and maintenance ..........................         5,896             3,205            13,386            12,300
                                                       ------------      ------------      ------------       ------------
         Total cost of revenues .....................         6,060             3,252            13,912            12,849

Gross profit ........................................         6,429             5,856            33,377            22,826
Operating expenses:
  Sales and marketing (1)............................         7,424             5,301            18,453            25,029
  Research and development (1).......................         5,885             3,262            13,673            14,637
  General and administrative ........................         6,356             4,319            10,510            13,978
Amortization of MicroStrategy assets ................         4,906             4,074            14,916            13,886
Amortization of goodwill and intangible assets ......         9,288             3,123            12,814            13,442
Impairment of goodwill and intangibles assets .......          --                --                --              19,349
Restructuring charge ................................          --               8,404              --              15,864
                                                       ------------      ------------      ------------       ------------
         Total operating expenses ...................        33,859            28,483            70,366           116,185

Loss from operations ................................       (27,430)          (22,627)          (36,989)          (93,359)

Interest expense, net ...............................          (545)           (2,523)           (1,018)           (4,735)
                                                       ------------      ------------      ------------       ------------
Loss before provision for income taxes ..............       (27,975)          (25,150)          (38,007)          (98,094)

Provision for income taxes ..........................          --                 (21)              (21)              (33)
                                                       ------------      ------------      ------------       ------------
Net loss ............................................  $    (27,975)     $    (25,171)     $    (38,028)      $   (98,127)
                                                       ============      ============      ============       ============
Accretion to redemption value of Series A
  Redeemable Convertible Preferred Stock ............          --                 485              --               1,377
Net loss available to common stockholders ...........  $    (27,975)     $    (25,656)     $    (38,028)      $   (99,504)
                                                       ============      ============      ============       ============
Basic net loss per share ............................        ($0.89)           ($0.76)           ($1.38)           ($2.99)
Diluted net loss per share ..........................        ($0.89)           ($0.76)           ($1.38)           ($2.99)

Basic weighted average common shares outstanding ....    31,578,464        33,603,691        27,530,431        33,233,585
                                                       ============      ============      ============       ============
Diluted weighted average common shares outstanding ..    31,578,464        33,603,691        27,530,431        33,233,585
                                                       ============      ============      ============       ============



(1) Cost of software license fees, sales and marketing expenses, and research and development expenses listed above are stated exclusive of amortization of assets from the MicroStrategy Incorporated transaction, which is stated separately. (see Note 3)






                   The accompanying notes are an integral part of these consolidated financial statements.









--------------------------------------------------------------------------------
                                       4

                  EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                             Nine months ended September 30,
                                                                                 ----------------------
                                                                                   2000          2001
                                                                                 --------      --------

Cash flows from operating activities:
  Net loss ...................................................................   $(38,028)      (98,127)
  Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation and other amortization ........................................      2,280         3,733
  Amortization of MicroStrategy asset ........................................     14,916        13,886
  Non cash interest expense related to MicroStrategy obligation ..............      1,874           681
  Non cash interest expense related to notes payable to former
     shareholders of Customer Analytics ......................................       --              81
  Non cash interest expense related to bridge notes and warrants
     issued to Insight Capital Partners ......................................       --           1,493
  Non cash interest expense related to convertible debentures ................       --           1,840
  Non cash interest expense related to warrants issued to Silicon Valley Bank.                       47
  Compensation expense associated with stock options .........................        171            75
  Amortization of goodwill and other intangible assets .......................     12,794        13,442
  Impairment of goodwill and other intangible assets .........................       --          19,349
  Non cash restructuring charges .............................................       --          10,486
  Changes in operating assets and liabilities:
     Accounts receivable .....................................................      2,122        10,053
     Prepaid expenses and other current assets ...............................       (338)        1,591
     Accounts payable ........................................................        493          (129)
     Accrued expenses ........................................................     (5,927)       (1,104)
     Deferred revenue ........................................................     (9,363)       (3,200)
                                                                                 --------      --------
        Net cash used in operating activities ................................    (19,006)      (25,803)
                                                                                 --------      --------

Cash flows from investing activities:
  Sales (purchases) of marketable securities .................................     16,523          --
  Purchases of property and equipment ........................................     (2,931)       (2,244)
  Proceeds from the sale of property, equipment, and improvements ............       --             118
  Increase in other assets ...................................................     (8,595)        1,694
  Cash acquired ..............................................................         72
                                                                                 --------      --------
        Net cash provided by (used in) investing activities ..................      5,069         (432)
                                                                                 --------      --------

Cash flows from financing activities:
  Repayments under capital leases ............................................       (436)       (1,534)
  Repayments of notes payable to former shareholders of Customer Analytics ...        --         (2,460)
  Issuance of common stock under ESPP ........................................        272           230
  Issuance of notes payable to Insight Capital Partner .......................        --          6,867
  Issuance of Convertible Debentures .........................................        --         19,943
  Proceeds from sale of Series A Preferred Stock .............................        --          4,587
  Proceeds from bank line of credit ..........................................        --          3,671
  Exercise of common stock options ...........................................      5,520           173
                                                                                 --------      --------
        Net cash provided by financing activities ............................      5,356        31,477
                                                                                 --------      --------
Effect of exchange rate changes on cash and cash equivalents .................       (163)          (56)
                                                                                 --------      --------
Net increase (decrease) in cash and cash equivalents .........................     (8,744)        5,186
                                                                                 --------      --------
Cash and cash equivalents, beginning of period ...............................     14,678         8,617
                                                                                 --------      --------
Cash and cash equivalents, end of period .....................................   $  5,934      $ 13,803
                                                                                 ========      ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest .................................................        $     12      $    356
                                                                                  ========      ========
  Cash paid for income taxes .............................................        $    157      $     12
                                                                                  ========      ========


                   The accompanying notes are an integral part of these consolidated financial statements.







-------------------------------------------------------------------------------


Supplemental disclosure of non cash financing and investing activities:

Effect of beneficial conversion feature on Series A
Redeemable Convertible Preferred Stock .......................................   $   --        $  2,094
                                                                                 ========      ========
Issuance of warrants to Silicon Valley Bank ..................................   $   --        $    153
                                                                                 ========      ========
Issuance of warrants to Insight Capital Partners .............................   $   --        $ 16,389
                                                                                 ========      ========
Effect of Beneficial conversion feature on Convertible Debentures to Insight
Capital Partners .............................................................   $   --        $ 11,913
                                                                                 ========      ========
Accretion of dividends on Series A Redeemable Convertible Preferred Stock.....   $   --        $    667
                                                                                 ========      ========
Accretion of discount, offering costs, and beneficial conversion
feature on issuance of Series A Redeemable Convertible Preferred Stock .......   $   --        $    710
                                                                                 ========      ========
Conversion of notes payable to Insight Capital Partners into
Series A Redeemable Convertible Preferred Stock ..............................   $   --        $  1,500
                                                                                 ========      ========
Equipment acquired under capital lease .......................................   $  3,000      $    322
                                                                                 ========      ========
Issuance of common stock related to stock subscription and to settle
obligation to MicroStrategy, Incorporated and related interest ...............   $ 37,500      $ 17,514
                                                                                 ========      ========

In connection with the acquisition of Knowledge Stream Partners on March 31, 2000, the following transaction occurred:

  Fair value of assets acquired, net of cash acquired ........................   $ 43,205      $   --
  Issuance of common stock and stock options .................................   $(39,896)     $   --
  Acquisition costs ..........................................................   $   (430)     $   --
  Cash acquired ..............................................................   $     49      $   --
                                                                                 --------      ------
  Liabilities assumed related to acquisition .................................   $  2,928      $   --
                                                                                 ========      ======

In connection with the acquisition of Customer Analytics, Inc.
on June 30, 2000, the following transaction occurred:

  Fair value of assets acquired, net of cash acquired ........................   $139,295      $   --
  Issuance of common stock and stock options .................................  $(110,942)     $   --
  Acquisition costs ..........................................................   $ (2,819)     $   --
  Cash acquired ..............................................................   $     23      $   --
                                                                                 --------      ------
  Liabilities assumed related to acquisition .................................   $ 25,557      $   --
                                                                                 ========      ======


                   The accompanying notes are an integral part of these consolidated financial statements.









--------------------------------------------------------------------------------
                                       6

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

(B)  INTERIM FINANCIAL REPORTING

     Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the operating results for the interim periods ended September 30, 2000 and 2001, respectively. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2001.

(C)  NET INCOME (LOSS) PER SHARE

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, basic and diluted net loss per common share for the three and nine months ended September 30, 2000 and 2001 is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

     Diluted weighted average shares outstanding for the three months ended September 30, 2000 and 2001 exclude the potential common shares from stock options, warrants, and Series A Redeemable Convertible Preferred Stock because to include such shares would have been antidilutive. For the nine months ended September 30, 2000 and 2001, the Company had 4,523,538 and 166,889,556 potential common shares outstanding, respectively.

(D)  COMPREHENSIVE INCOME (LOSS)

     The Company has adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS No. 130"). SFAS No. 130 requires that items defined as other comprehensive income (loss), such as foreign currency translation adjustments, be separately classified in the financial statements


--------------------------------------------------------------------------------
                                       7
and that the accumulated balance of other comprehensive income (loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income
(loss) for the three and nine months ended September 30, 2000 and 2001 are as follows(in thousands):


                                              Three months ended          Nine months ended
                                                 September 30,              September 30,
                                            ----------------------      ----------------------
                                              2000          2001          2000          2001
                                            --------      --------      --------      --------

Comprehensive income (loss):
   Net income (loss)                        $(27,975)    $(25,171)      $(38,028)    $(98,127)
   Other comprehensive income (loss):
       Currency translation adjustment          (211)        (122)          (163)         (56)
       Marketable securities adjustment            9          --              52          --
                                            --------      --------      --------      --------
   Comprehensive income (loss)              $(28,177)    $(25,293)      $(38,139)    $(98,183)
                                            ========      ========      ========      ========

(3)      Amortization of MicroStrategy Assets

    The following amounts represent the components of the amortization of the MicroStrategy assets for the three and nine months ended September 30, 2000 and 2001 (in thousands):


                                              Three months ended          Nine months ended
                                                  September 30,              September 30,
                                            ----------------------      ----------------------
                                             2000          2001          2000          2001
                                           --------      --------      --------      --------

   Technology license                         $2,037       $2,037         $6,111       $6,111
   Research and development workforce          2,037        2,037          6,111        6,111
   Prepaid co-marketing services                 832           --          2,694        1,664
                                            --------      --------      --------      --------
   Total amortization of MicroStrategy
   assets                                    $ 4,906       $4,074        $14,916      $13,886
                                            ========      ========      ========      ========

(4)       Restructuring Charges

     In the second and third quarters of 2001, the Company undertook corporate restructuring actions to better align costs with its outlook on near term revenues and to preserve cash. The components of the restructuring charges resulting from these actions were as follows:


($000s)                             Q2 2001        Q3 2001     TOTAL
                                    -------        -------     -----

Severance                           $ 1,120         $1,119    $2,239
Facilities Related                       -           2,889     2,889
Property and Equipment                   -           1,409     1,409
Asset Impairment                      6,340          2,737     9,077
Others                                   -             250       250
                                    -------         ------   -------
Total Restructuring Costs           $ 7,460         $8,404   $15,864
                                    -------         ------   -------

     Severance costs relate to the elimination of 193 managerial and staff positions worldwide, comprising approximately 40% of the workforce. Facility related costs relate to the consolidation and abandonment of excess facilities. Property and equipment relate to non-cash write-offs of excess computer equipment that has been removed from operations as a result of employee reductions and leasehold improvements on leased facilities that were abandoned as of September 30, 2001. Asset impairment relates to non-cash write-offs of certain long-lived assets that are no longer expected to be realized in future product releases and service offerings due to reprioritizations on the Company's development efforts.

--------------------------------------------------------------------------------
                                       8

At September 30, 2001 the Company had the following restructuring accruals $(000s):

               Severance                            $    62
               Facility Related                       2,551
               Other                                    250
                                                    -------
               Total Restructuring Accruals         $ 2,863
                                                    -------

Severance costs will be paid out in installment through December 31, 2001. Facility related costs will be paid out through 2005 based on the remaining lease terms of the abandoned facilities.

SUBSEQUENT EVENT
----------------

   In October of 2001 the Company took additional actions to further adjust its cost structure. The Company will record additional restructuring charges of approximately $2.0 million in the fourth quarter of 2001 related to severance benefits for 56 additional displaced employees and additional facility related costs. Although the Company will realize significant cost savings as a result of these measures, it will need to raise additional capital to fund operations. There is no guarantee that the Company will be able to raise additional funds on terms that are favorable, or at all. If not successful in obtaining additional financing, the Company is at risk of running out of money as early as March 31, 2002.


(5) Transactions with Insight Capital Partners

(A) SECURITIES PURCHASE AGREEMENTS

    Pursuant to a Securities Purchase Agreement dated February 20, 2001, the Company issued a 9% Bridge Promissory Note (the "February Note") and a warrant to purchase up to 108,877 shares of the Company's common stock (the "February Warrant") to four funds affiliated with Insight Venture Associates IV, L.L.C (collectively "Insight") for an aggregate purchase price of $3.0 million. The February Warrant is exercisable at any time after April 30, 2001 and on or prior to February 15, 2011 at an exercise price of $2.7554 per share. Approximately $113,000 of the proceeds of the February Note were allocated to the value of the February Warrant which was recorded in Additional Paid-in Capital. The resulting discount was amortized to interest expense over the period from issuance to maturity on April 30, 2001.

    Pursuant to a Securities Purchase Agreement dated March 28, 2001, the Company issued a 10% Bridge Promissory Note (the "March Note") and a warrant to purchase up to 294,118 shares of the Company's common stock (the "March Warrant") to Insight for an aggregate purchase price of $1.5 million. The March Warrant is exercisable at any time after June 2001 and on or prior to March 28, 2011 at an exercise price of $1.53 per share. Approximately $145,000 of the proceeds of the February Note was allocated to the value of the February Warrant which was recorded in Additional Paid in Capital. The resulting discount was amortized to interest expense over the period from issuance to maturity on June 28, 2001.

    Pursuant to a Securities Purchase Agreement dated June 1, 2001 (the "June Securities Purchase Agreement"), the Company issued a 12% Bridge Promissory Note (the "June Note") for an aggregate purchase price of $7,000,000 to Insight. The June Note refinanced the February Note and March Note as contemplated in the Undertaking Letter discussed below and provided $2.5 million of additional financing. The June Note matures on January 15, 2002. In connection with the June Securities Purchase Agreement, the Company issued a warrant to purchase 1,363,672 shares of the Company's common stock (the "June Warrant") at a per share exercise price equal to the lowest market price for the period commencing on February 20, 2001 and ending on the earlier of (i) the exercise date of the June Warrant, (ii) the date all principal and interest on the June Note is repaid and (iii) the date on which all of the Company's obligations under the June Note are terminated due to a conversion of the June Note pursuant to its terms. Approximately $ 1,145,000 of the face value of the June Note was allocated to the value of the June Warrant and was recorded in Additional Paid-in Capital. The resulting discount was being amortized to interest expense over the period from issuance to the maturity date of the June Note. During the three and nine month periods ended September 30, 2001 the Company recognized $131,000 and $291,000 in interest expense, respectively, associated with the June Warrants. Pursuant to a Securities Purchase Agreement dated July 26, 2001 (the "July Securities Purchase Agreement"), the June Note was


--------------------------------------------------------------------------------
                                       9
refinanced with a new security. In addition, pursuant to a Securities Purchase Agreement dated August 29, 2001 (the "August Securities Purchase Agreement"), the June Warrant was cancelled. (see Note 5c)

(B) UNDERTAKING LETTER

    On April 16, 2001, the Company received an undertaking letter (the "Undertaking Letter") from Insight. Under the terms of the letter, Insight agreed to refinance the February Note and the March Note with an new note that matures on January 15, 2002 and to provide up to $13.5 million of additional financing through December 31, 2001 or the consummation of the "Sale of the Corporation", as defined in the Company's Series A Redeemable Convertible Preferred Stock documents. In accordance with the terms of the Undertaking Letter, the additional financing will be available at any time provided that the Company has used its best efforts to obtain financing from other investors and has not been successful in obtaining such financing.

    In connection with the Undertaking Letter, the Company issued a warrant (the "April Warrant") to purchase a minimum of 818,182 and up to 1,519,091 shares of the Company's common stock to Insight at a per share exercise price equal to the lowest closing price per share of the Company's common stock from April 16, 2001 until the earlier of (a) the date of first exercise and (b) the earliest of (i) December 31, 2001, (ii) the date that Insight's obligations, if any, with respect to the Undertaking Letter, terminates due to notification from the Company to that effect and (iii) the date of the consummation of a "Sale of the Corporation" as defined in the Company's Series A Redeemable Convertible Preferred Stock documents. Under the terms of the Undertaking Letter, additional vesting of warrants in excess of the 818,182 minimum is accreted daily based on the number of days lapsed from the date of the Undertaking Letter. The Company has recorded deferred financing charges of $1.3 million representing the value of the original issuance of 818,182 warrants. This charge is being amortized to interest expense over the term of the Undertaking Letter. Additional financing charges related to the vesting of warrants in excess of the minimum share value are valued at their fair market value on the date the warrants become vested and are recorded to interest expense during the period in which the warrants become vested. During the three and nine month periods ended September 30, 2001 the Company recorded $ 207,000 and $877,000 in non-cash interest expense, respectively, related to the April Warrant. Upon the execution of the July Securities Purchase Agreement, the remaining balance of the deferred financing charges were netted against the carrying value of the debt. In connection with the August Securities Purchase Agreement the number of warrant shares issuable under the April Warrant was fixed at 1,179,337 as of August 29, 2001 with a per share exercise price of $0.33 per share (see Note 5c).

(C) ISSUANCE OF CONVERTIBLE DEBENTURES

    Pursuant to the July Securities Purchase Agreement, the Company issued convertible debentures in the amount of $12.2 million (the "July Debentures"). The July Debentures refinanced the June Note including all accrued and unpaid interest and provided an additional investment of $5.0 million. The July Debentures bear interest at 12% and mature on January 10, 2005.

     Pursuant to the August Securities Purchase Agreement the following transactions occurred:

    o The Company issued $15.5 million of new convertible debentures to certain investors including Insight (the "August Debentures").

    o The terms of the July Debentures were amended to be identical to the terms of the August Debentures.

    o The June Warrant was canceled.

    o The number of shares issuable under the April Warrant was fixed at 1,179,337 as of August 29, 2001 with a per share exercise price of $0.33 per share.

    The August Debentures bear interest at 12% per annum through August 29, 2003 and 15% per annum for the period commencing on August 29, 2003 through their maturity date on January 10, 2005. The interest rate will increase to 20% in the event that the Company's stockholders fail to approve an amendment to the Company's certificate of incorporation increasing the number of authorized shares of common


--------------------------------------------------------------------------------
                                       10
stock to at least 225,000,000 or cause a sufficient number of authorized or unissued shares to become available to enable the Company to issue common stock upon the conversion or exercise of all the "Transaction Securities" (as defined in the August Securities Purchase Agreement) by December 15, 2001. The holders of the August Debentures have the option to require prepayment of the outstanding obligations in an amount equal to the aggregate principal amount multiplied by a factor of 103% plus all unaccrued and unpaid interest upon the occurrence of (i) an event of default, as defined in the August Security Purchase Agreement, (ii) a "Liquidity Event", as defined in the August Securities Purchase Agreement, or (iii) January 10, 2004. The August Debentures are convertible at the option of the holder into the number of shares equal the product of the unpaid principal multiplied by a factor of 103% plus any accrued and unpaid interest divided by the conversion price, currently $0.3183 per share (subject to adjustment as defined in the August Securities Purchase Agreement). In no event shall the holders of the convertible debt be entitled to convert any amount in excess of 75% of the original principal amount of the debenture until the Company has increased the authorized number of shares of common stock to 225,000,000.

    Warrants to purchase 43,198,241 shares of common stock (the "August Warrant") were issued to the holders of the August Debentures. The August Warrant has an exercise price of $0.3183 per share and expires on August 29, 2011. The August Warrant is not exercisable until the Company's stockholders approve an amendment to the Company's certificate of incorporation increasing the number of authorized shares of common stock to at least 225,000,000 or the Company has a sufficient number of authorized and unissued shares to enable the Company to issue common stock upon the conversion or exercise of all the "Transaction Securities" (as defined in the August Securities Purchase Agreement).

    The entire proceeds of the July Debentures and the August Debentures (collectively "Convertible Debentures"), net of all financing and transaction costs, were allocated to the beneficial conversion feature, in the amount of $11.9 million, and to the value of the warrants issued, in the amount of $13.3 million. These allocations are recorded as reductions to the carrying value of the Convertible Debentures and as contributions to Additional Paid-in Capital. The resulting discount on the Convertible Debentures will be accreted up through interest expense over the maturity period of the Convertible Debentures. The Company accreted $1.1 million of the discount to Interest Expense in the three months ended September 30, 2001.


(6) Bank Line of Credit

    In April 2001, the Company entered into a $5.0 million secured credit facility with Silicon Valley Bank. Availability under the credit facility is based on a percentage of the Company's eligible receivables as defined in the credit facility documentation. Borrowings under the credit facility bear interest at the bank's prime rate (6.0% at September 30, 2001) plus 2.5% points. The credit facility matures on April 25, 2002. Under the terms of the credit facility documentation, the Company must maintain at least $2.0 million of excess availability or cash and investments at all times. In connection with the line of credit, the Company issued a warrant to purchase 70,094 shares of the Company's common stock with a per share exercise price of $2.14. The warrant expires in April 24, 2008. The Company has valued the warrant at $132,000, which is being amortized to interest expense over the remaining term of credit facility documentation. At June 30, 2001, the Company was out of compliance with certain financial covenants of the line of credit. In July 2001, certain terms of the credit facility were modified pursuant to which the bank agreed to waive the Company's non compliance with certain financial covenants provided that Company receive $5 million of additional funding from the sale of equity securities or subordinated debt on or before July 31, 2001 and $2.5 million of additional funding from the sale of equity securities or subordinated debt on or before September 30, 2001. In July and August 2001, the Company received $5.0 million and $15.5 million, respectively, from the sale of the Convertible Debentures (see Note 4c). In connection with the loan modification, the Company issued an additional warrant to the bank to purchase 50,000 shares of the Company's common stock with a per share exercise price of $0.51. The warrant expires on July 24, 2008. The Company has valued the warrant at $20,854 which is being amortized to interest expense over the remaining term of the agreement. During the three months ended September 30, 2001, the Company recorded $25,000 of interest expense related to the amortization of the value of the bank's warrants. At September 30, 2001, the Company was out of compliance with certain financial convenants of the


--------------------------------------------------------------------------------
                                       11
line of credit. In October 2001, the bank waived the event of default and modified the financial convenants through the maturity of the line of credit.


(7) Redeemable Convertible Preferred Stock

In January 2001, the Company designated 5,330,000 shares of its authorized Preferred Stock, $.001 par value, as Series A Convertible Redeemable Preferred Stock (the "Series A Preferred Stock"). The Company issued 5,325,645 shares at a purchase price of $1.2628 per share resulting in gross proceeds of $6.7 million including the conversion of a $1.5 million note payable to Insight. Each share of Series A Preferred Stock accrues cumulative dividends at a rate of 10% per annum. The holders of the Series A Preferred Stock may require the Company to redeem outstanding shares at any time after January 10, 2004 for an amount equal to a 3% premium over the purchase price per share and all accrued and unpaid dividends. Each share of Series A Preferred Stock is convertible into the number of shares of the Company's common stock equal to the initial purchase price plus all accrued and unpaid dividends divided by the conversion price (currently $0.32262); however absent approval by a majority of the Company's shareholders, the Series A Preferred Stock is convertible into a maximum of 6,488,781 shares of the Company's Common Stock. The conversion price is subject to adjustment for certain dilutive events, as defined in the Series A Preferred Stock documents. The holders of the Series A Preferred Stock are entitled to vote on all matters together with the common stock holders as one class. The holders of the Series A Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which the Series A Preferred Stock are then convertible.

In connection with the issuance of the Series A Preferred Stock, the Company has recorded a $2.1 million beneficial conversion feature of the Series A Preferred Stock as a reduction to the carrying value of the Series A Preferred Stock and as a contribution of capital to Additional Paid-in Capital. The resulting discount on the Series A Preferred Stock will be accreted over the period from issuance to the first redemption date of the Series A Preferred Stock. During the three and nine months ended September 30, 2001, the company recorded accretion of dividends of $233,000 and $667,000, respectively, from the Series A Preferred Stock. In addition, the Company recorded $252,000 and $710,000 of the accretion of the discount on the Series A Preferred Stock for the three and nine months ended September 30, 2001, respectively.


(8) LEGAL PROCEEDINGS

    The Company is engaged in legal proceedings incidental to the normal course of business. Although the ultimate outcome of these matters cannot be determined, the Company believes the final outcome of these proceedings will not seriously harm its business.

    The Company and certain of our current and former officers (the "Xchange Defendants") and its certified public accountants, Arthur Andersen, LLP, have been named defendants in a consolidated class action lawsuit originally filed on February 21, 2001 and subsequently filed a Consolidated Amended Class Action Complaint on August 3, 2001, filed on behalf of a purported class of purchasers of our common stock during the period from December 9, 1998 through September 29, 2000. The Amended Class Action Complaint alleges the Company made false or misleading statements that inflated its common stock price during the class period. The relief sought is damages on behalf of the class. Through its attorneys, the Xchange Defendants filed a Motion to Dismiss the Amended Class Action Complaint on October 3, 2001. The action is pending in the United States District Court for the District of Massachusetts. The Company believes the allegations are without merit and intends to defend the litigation vigorously.

    The Company, along with BT Alex Brown, Inc., Hambrecht & Quist, LLC, Adams, Harkness & Hill, Inc., Sound-View Technology Group, Inc. (together, the "Underwriter Defendants") and certain current and former officers and directors, including Andrew J. Frawley, John G. O'Brien, Jeffrey Horing, Ramanan Raghavendran, David G. Mcfarlane, Michael D. McGonagle, Patrick A. Mchugh, and
N. Wayne Townsend, have purportedly been named defendants in a class action complaint filed on behalf of a class of purchasers of its common stock during the period from December 9, 1998 through December 6, 2000. XCHANGE HAS NOT YET BEEN SERVED WITH THIS COMPLAINT, but it purportedly alleges that documents filed in connection with the


--------------------------------------------------------------------------------
                                       12

Xchange's initial and follow-on public offerings (the "Offerings") were materially false and misleading because they failed to disclose that (1) the Underwriter Defendants solicited and received excessive and undisclosed commissions from certain investors in exchange for which the Underwriter Defendants allocated to those investors material portions of the restricted stock issued in connection with the Offerings, and (2) the Underwriter Defendants had entered into agreements with customers whereby they agreed to allocate Xchange's shares to those customers in the Offerings in exchange for which the customers agreed to purchase additional shares in the after-market at pre-determined prices. The action is pending in the United States District Court for the Southern District of New York. The Company believes the allegations are without merit and intends to defend the litigation vigorously.













--------------------------------------------------------------------------------
                                       13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. EXCHANGE APPLICATIONS' ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS DOCUMENT.


OVERVIEW

Exchange Applications, Inc. and its subsidiaries (the "Company"), doing business as Xchange Inc., provides Customer Relationship Management ("CRM") solutions that help companies earn a greater share of their customers' business through relevant, personalized customer communications. The Company provides an open-platform CRM software and services solution that is designed to help clients customize offers based on profile information, synchronize offers across multiple customer channels in real-time and track the responses. This solution is designed to provide companies with opportunities to improve their acquisition and retention of customers and to increase customer relationship profitability. The Company's CRM solutions are licensed for use at over 300 client sites in 33 countries, including six leading U.S. marketing service bureaus.


CORPORATE OVERVIEW

     The Company was incorporated in November 1996. Prior to incorporation, the Company operated as a separate division of two entities, Grant & Partners, Inc. and Grant & Partners Limited Partnership. Our activities during our early stages of operation focused on the development of software solutions to provide customer communications support to businesses. In 1995, the Company began providing professional services in the areas of marketing program design and execution and data warehousing. In March 1997, the Company ceased providing marketing program design services. The Company's development efforts culminated in the introduction to the market in July 1996 of the first module of the Xchange Dialogue product family, the Company's marketing automation software product. Since this initial introduction of Xchange Campaign, we have continued to focus significant resources on the development of additional functionality and features of the Xchange Dialogue suite as well as the development and acquisition of additional solutions within our CRM solution set including Xchange Real Time, Xchange EnAct, and the email marketing and analytic modules of the Xchange Dialogue suite. We have also continued to expand our marketing activities, build the Xchange identity, develop the competencies of the professional services group, build international sales and distribution channels and develop its general and administrative infrastructure. Xchange has shifted its primary business focus from providing services to selling software products. However, continuing to provide superior professional services will be critical to maximizing its opportunities for future revenues.

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

The Company generates revenue from software licenses, professional service arrangements and software maintenance agreements. We recognize revenue based on the provisions of Statement of Position, (SOP), No. 97-2, SOFTWARE REVENUE RECOGNITION, as amended by SOP No. 98-4 and SOP No. 98-9, and the provisions of SOP No. 81-1, ACCOUNTING FOR PERFORMANCE OF CONSTRUCTION-TYPE AND CERTAIN PRODUCTION-TYPE CONTRACTS.



--------------------------------------------------------------------------------
                                       14

     Software license fee revenues are generated from licensing the rights to the use of our packaged software products. Services and maintenance revenues are generated from sales of maintenance, consulting, training and hosting services performed for customers that license our products. For sales of products (typically our Xchange Real Time, Xchange Enact and certain Xchange Dialogue sales) where we are responsible for services that are essential to the functionality of the software, we recognizes revenue for these arrangements following the percentage-of-completion method over the implementation period. Percentage of completion is measured by the percentage of implementation hours incurred to date compared to estimated total implementation hours. This method is used because management has determined that past experience has shown expended hours to be the best measure of progress on these engagements. In situations where the Company is not responsible for such services deemed to be essential to the customer's use of the software, the Company recognizes revenue on delivery of the packaged software if there is persuasive evidence of an arrangement, collection is probable, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fees to all undelivered elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Elements included in multiple-element arrangements could consist of software products, maintenance, consulting and training services.

     Revenue from maintenance services is recognized ratably over the term of the contract, typically one year. Professional services revenue is primarily related to implementation and consulting services performed on a time-and-materials basis under separate service arrangements. Revenues from professional service arrangements are recognized on either a time and materials or percentage-of-completion basis as the services are performed, provided that amounts due from customers are fixed or determinable and deemed collectible by management. In addition, we recognize services revenue for its application hosting service. The revenue is recognized over the service delivery period based on either a pre-determined monthly service fee or a usage based pricing model.

     In certain situations, the Company may enter into transactions with third parties to acquire technology from those entities at the same time the Company sells our technology to those same third parties. In those instances, the Company applies Accounting Principles Board Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, and Emerging Issues Task Force Issue (EITF) No. 86-29, NONMONETARY TRANSACTIONS: MAGNITUDE OF THE BOOT AND THE EXCEPTIONS TO THE USE OF FAIR VALUE, to such transactions.

      In the second and third quarters of 2001, the Company undertook corporate restructuring actions to better align costs with its outlook on near term revenues and to preserve cash. The components of the restructuring charges resulting from these actions were as follows:

($000s)                             Q2 2001        Q3 2001    TOTAL
                                    -------        -------    -----

Severance                           $ 1,120         $1,119   $2,239
Facilities Related                       -           2,889    2,889
Property and Equipment                   -           1,409    1,409
Asset Impairment                      6,340          2,737    9,077
Others                                   -             250      250
                                    -------         ------  -------
Total Restructuring Costs           $ 7,460         $8,404  $15,864
                                    -------         ------  -------

     Severance costs relate to the elimination of 193 managerial and staff positions worldwide, comprising approximately 40% of the workforce. Facility related costs relate to the consolidation and abandonment of excess facilities. Property and equipment relate to non-cash write-offs of excess computer equipment that has been removed from operations as a result of employee reductions and leasehold improvements on leased facilities that were abandoned as of September 30, 2001. Asset impairment relates to non-cash write-offs of certain long-lived assets that are no longer expected to be realized in future product releases and service offerings due to reprioritizations on the Company's development efforts.


   In October of 2001 the Company took additional actions to further adjust its cost structure. The Company will record additional restructuring charges of


--------------------------------------------------------------------------------
                                       15
approximately $2.0 million in the fourth quarter of 2001 related to severance benefits for 56 additional displaced employees and additional facility related charges. Although the Company will realize significant cost savings as a result of these measures, it will need to raise additional capital to fund operations. There is no guarantee that the Company will be able to raise additional funds on terms that are favorable, or at all. If not successful in obtaining additional financing, the Company is at risk of running out of money as early as March 31, 2002.


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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.


THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

REVENUES

    The Company's total revenues decreased 27.1% from $12.5 million for the three months ended September 30, 2000 to $9.1 million for the three months ended September 30, 2001. Software license fee revenues decreased 39.0% from $5.9 million, or 47.6% of total revenues, in the three months ended September 30, 2000 to $3.6 million, or 39.8% of total revenues, in the three months ended September 30, 2001. The decrease in software license fees is attributable primarily to (i) delays in completing sales resulting from the Company's efforts to reorganize its sales and distribution strategy and personnel to effectively sell its new product and service suite, (ii) a longer sales cycle and (iii) fewer sales resulting from a general market slowdown of information technology spending. As of September 30, 2001, the Company had 21 direct sales representatives as compared to 30 at September 30, 2000.

    Services and maintenance revenues decreased 16.2% from $6.5 million or 52.4% of total revenues, in the three months ended September 30, 2000 to $5.5 million, or 60.2% of total revenues, in the three months ended September 30, 2001. The decrease in services and maintenance revenues in absolute dollars is the result of the decrease in software license revenues and the services work typically associated with those sales as well as the increased use of partners to perform certain consulting services.




--------------------------------------------------------------------------------
                                       16

    For the three months ended September 30, 2001, the top five customers accounted for 35.9% of total revenues as compared to 37.9% of total revenues for the three months ended September 30, 2000. None of the top five customers during the three months ended September 30, 2001 was a top five customer during the three months ended September 30, 2000. The largest customer during the three months ended September 30, 2001 represented 15.2% of total revenues, while the largest customer for the three months ended September 30, 2000 represented 13.0% of total revenues.

    Revenues from customers outside North America were $3.3 million for the three months ended September 30, 2001, representing approximately 36% of total revenues as compared to $7.0 million or approximately 56% of total revenues, for the comparable period in the prior year.

COST OF REVENUES

    The Company's cost of revenues consists of costs associated with software license fees and costs associated with services and maintenance. Total cost of revenues as a percentage of total revenues decreased from 48.5% in the three months ended September 30, 2000 to 35.7% in the three months ended September 30, 2001.

    Cost of software license fees consists primarily of royalty payments made to third parties for licensed intellectual property and costs associated with software packaging and distribution. Cost of software license fees decreased from $164,000, or 1.3% of total revenues, for the three months ended September 30, 2000 to $47,000, or 0.5% of total revenues for the three months ended on September 30, 2001. Cost of software license fees as a percentage of software license fee revenues decreased from 2.8% to 1.3% for the three months ended September 30, 2000 and 2001, respectively. The decrease in cost of software license fees for the three months ended September 30, 2001 over September 30, 2000 resulted from lower sales of Xchange Enact and Xchange Analytics during the 2001 period, both of which require higher royalty payments to third-parties. The Company anticipates the cost of software revenues to be between two and four percent of total revenues in the future, depending on the number of third party leveraged components in software revenue.

    The Company's cost of services and maintenance consists primarily of personnel, facility and system costs incurred in providing professional consulting services, training, hosted software services for the Xchange Dialogue product suite, and customer support services. As a result of the decrease in the contribution of services and maintenance revenues to the overall revenue mix, cost of services and maintenance revenues as a percentage of total revenues decreased from 47.2% for the three months ended September 30, 2000 to 35.2% for the three months ended September 30, 2001. Cost of services and maintenance as a percentage of services and maintenance revenues were 90.0% and 58.4% for the three months ended September 30, 2000 and 2001, respectively. The decrease is attributable primarily to a higher contribution of maintenance revenue to the overall mix of services, lower use of third-party contractors, improved staff utilization and overall cost reductions resulting from the company's restructuring and cost containment efforts in 2001.

    Overall gross margin increased from 51.5% for the three months ended September 30, 2000 to 64.3% for the three months ended September 30, 2001 due to the increase in the contribution of software and license revenue to the overall revenue mix and improved margins on services and maintenance revenue.

OPERATING EXPENSES

    SALES AND MARKETING. The Company's sales and marketing expenses consist primarily of salaries for sales and marketing personnel, commissions, travel and promotional expenses. For the three months ended September 30, 2000 and 2001, sales and marketing expenses were 59.4% and 58.2% of total revenues, or $7.4 million and $5.3 million, respectively. The decrease in absolute dollars is primarily attributable to a decrease in sales and marketing personnel from 112 at September 30, 2000 to 78 at September 30, 2001, as well as decreased spending on certain promotional activities including trade shows, seminars, and the development of collateral materials as a results of the Company's restructuring and cost containment efforts in 2001. The Company anticipates selling and marketing expense will continue to decrease in the fourth quarter of 2001 both in absolute dollars and as a percentage of total revenue as a result of the elimination of 80 sales and marketing positions since March 31,2001 due to corporate restructuring in the second, third and fourth quarters of 2001 and employee attrition.


--------------------------------------------------------------------------------
                                       17

    RESEARCH AND DEVELOPMENT. The Company's research and development expenses consist primarily of employee salary and benefits, consultant costs, and equipment and purchased software depreciation costs associated with new product development, enhancement of existing products and quality assurance activities. For the three months ended September 30, 2000 and 2001, research and development expenses were 47.1% and 35.8% of total revenues, or $5.9 million and $3.3 million, respectively. This decrease in absolute dollars was a result of the decrease in research and development personnel from 166 at September 30, 2000 to 84 at September 30, 2001. The Company anticipates research and development expenses will continue to decrease in absolute dollars and as a percentage of total revenues as a result of the elimination of 85 research and development positions since March 31,2001 due to corporate restructuring in the second, third and fourth quarters of 2001 and employee attrition.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased from $6.4 million, or 50.9% of total revenues, for the three months ended September 30, 2000 to $4.3 million, or 47.4% of total revenues, for the three months ended September 30, 2001. The decrease in absolute dollars was the result of the decrease in the number of personnel dedicated to its finance, information systems, and human resources departments from 60 at September 30, 2000 to 40 at September 30, 2001 as well as the current year benefit of not incurring legal and accounting fees associated with fund raising activities in the third quarter of 2000. The Company expects general and administrative expenses will continue to decrease both in absolute dollars and as percentage of revenues as a result of the elimination of 33 general and administrative positions since March 31,2001 due to corporate restructuring in the second, third and fourth quarters of 2001 and employee attrition.

    AMORTIZATION EXPENSE. Amortization expense for the three months ended September 30, 2001 was approximately $7.2 million consisting of $3.1 million of amortization of goodwill and other intangible assets acquired in the acquisitions of KSP in March 2000, and CA in June 2000 and $4.1 million of amortization of the investment in MicroStrategy Incorporated technology ("MicroStrategy technology") in December 1999. Amortization expense for the three months ended September 30, 2000 was approximately $14.2 million consisting of $9.3 of amortization of goodwill and other intangible and $4.9 million of amortization of the MicroStrategy investment. The year-over-year decrease in amortization expense is attributed to an impairment charge of $19.3 million recorded in the second quarter of 2001 related to the CA acquisition, which resulted in the reduction of subsequent amortization charges.

Interest Expense, Net

    Net interest income decreased from $169,000 for the three months ended September 30, 2000 to $30,000 for the three months ended September 30, 2001. The decrease in interest income was the result of the decrease in the Company's average cash and investment balances during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Interest expense increased from $714,000 for the three months ended September 30, 2000 compared to $2.6 million for the three months ended September 30, 2001. Interest expense during the three months ended September 30, 2000 related primarily to non-cash interest on the MicroStrategy obligation. Interest expense during the three months ended September 30, 2001 was comprised primarily of $2.2 million of non-cash interest expense related to the accretion of discounts on notes payable to Insight and on convertible debentures, $115,000 of non-cash interest related to the MicroStrategy obligation, $88,000 of interest expense related our bank line of credit and $83,000 of interest expense related to capital leases.


Provision for Income Taxes

For the three months ended September 30, 2001, the Company recorded income tax expense of $21,000 related primarily to foreign minimum income taxes. No provisions were made for the three months ended September 30, 2000. No significant provision for foreign, federal , or state income taxes was recorded for the three months ended September 30, 2000 and 2001 because the Company incurred a net loss during the three-month periods.





--------------------------------------------------------------------------------
                                       18

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

REVENUES

     The Company's total revenues decreased 24.6% from $47.3 million in the nine months ended September 30, 2000 to $35.7 million for the nine months ended September 30, 2001. Software license fee revenues decreased 41.5% from $29.6 million, or 62.5% of total revenues, in the nine months ended September 30, 2000 to $17.3 million, or 48.5% of total revenues, in the nine months ended September 30, 2001. The decrease in software license fees is attributable primarily to (i) delays in completing sales resulting from the Company's efforts to reorganize its sales and distribution strategy and personnel to effectively sell its new product and service suite and (ii) a longer sales cycle and fewer sales resulting from a general market slowdown of information technology spending. As of September 30, 2001 the Company had 21 direct sales representatives as compared to 39 at September 30, 2000.

     Services and maintenance revenues increased 3.6% from $17.7 million, or 37.5% of total revenues for the nine months ended September 30, 2000, to $18.4 million, or 51.5% of total revenues for the nine months ended September 30, 2001. The growth of services and maintenance revenues was directly attributable to additional service engagements, including $1.9 million of incremental revenue from ASP services, as well as additional maintenance fees from our increased base of customers. The increase in services and maintenance revenues as a percentage of total revenues is the result of the decrease of the contribution of software license fee revenues to the overall revenue mix during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2001.

     As the Company looks to strengthen its relationships with third party software integrators, such as Cap Gemini Ernst & Young and IBM Global Services it is expected that we will see a shift in some of the services work historically performed by us to these third party integrators. However, we expect to continue the expansion of service offerings to include newly identified opportunities as well as projects that require unique expertise or familiarity with the our CRM solution set. In addition, our second generation Xchange Dialogue product set as well as the Xchange Real Time and Xchange EnAct offerings have a high dependency on professional services for successful deployment. While systems integrators will perform many of these services, it is expected that certain domain specific services work will continue to be delivered by Xchange.

     For the nine months ended September 30, 2001, the top five customers accounted for 37.0% of total revenues as compared to 29.7% of total revenues for the nine months ended September 30, 2000. None of the top five customers during the nine months ended September 30, 2001 was a top five customer during the nine months ended September 30, 2000. The largest customer during the nine months ended September 30, 2001 represented 24.5% of total revenues, while the largest customer for the nine months ended September 30, 2000 represented 12.5% of total revenues.

     Revenues from customers outside North America were $9.8 million for the nine months ended September 30, 2001, representing approximately 27.6% of total revenues as compared to $15.0 million or 32.0% of total revenues for the comparable period in the prior year.

COST OF REVENUES

     The Company's cost of revenues consists of costs associated with software license fees and costs associated with services and maintenance. Total cost of revenues as a percentage of total revenues increased from 29.4% in the nine months ended September 30, 2000 to 36.0% in the nine months ended September 30, 2001.

     Cost of software license fees consists primarily of royalty payments made to third parties for licensed intellectual property and costs associated with software packaging and distribution. Cost of software license fees increased from $526,000, or 1.1% of total revenues for the nine months ended September 30, 2000 to $549,000, or 1.5% of total revenues for the nine months ended September 30, 2001. Cost of software license fees as a percentage of software license fee revenues increased to



--------------------------------------------------------------------------------
                                       19

3.2% during the nine months ended September 30, 2001 from 1.8% during the nine months ended September 30, 2000. The increase in cost of software license fees for the nine months ended September 30, 2001 over September 30, 2001 primarily resulted from an incremental royalty costs associated with sales of the Xchange Analytics and Xchange Enact products during the nine months ended September 30, 2001. We anticipate cost of software revenues to be between two and four percent of total revenues in the future, depending on the number of third party leveraged components in software revenue.

     The Company's cost of services and maintenance consists primarily of personnel, facility and system costs incurred in providing professional consulting services, training, hosted software services for the Xchange eMessaging product, and customer support services. Cost of services and maintenance revenues as a percentage of total revenues increased from 28.3% for the nine months ended September 30, 2000 to 34.5% for the nine months ended September 30, 2001, attributable primarily to the increase in the contribution of services and maintenance revenue to the overall revenue mix during the nine months ended September 30, 2001. Cost of services and maintenance as a percentage of services and maintenance revenues was 75.5% and 66.9% for the nine months ended September 30, 2000 and 2001, respectively. The decrease in cost of services and maintenance as a percentage of services and maintenance revenues is attributable primarily to the decreased use of third party sub-contractors on certain service engagements and improved staff utilization.

         Overall gross margin decreased from 70.6% for the nine months ended September 30, 2000 to 64.0% for the nine months ended September 30, 2001 due primarily to the decrease in the contribution of software license revenue to the overall revenue mix, partially offset by improved gross margins on services and maintenance revenues.

OPERATING EXPENSES

    SALES AND MARKETING. Marketing expenses consist primarily of salaries for sales and marketing personnel, commissions, travel and promotional expenses. For the nine months ended September 30, 2000 and 2001, sales and marketing expenses were 39.0% and 70.2% of total revenues, or $18.5 million and $25.0 million, respectively. The increase in absolute dollars is primarily attributable to an increase in the average number of sales and marketing personnel in the nine month period this year versus last year, as well as increased spending on certain promotional activities including trade shows, seminars, and the development of collateral materials designed to increase awareness of Xchange and its products.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of employee salary and benefits, consultant costs, and equipment and purchased software depreciation costs associated with new product development, enhancement of existing products and quality assurance activities. For the nine months ended September 30, 2000 and 2001, research and development expenses were 28.9% and 41.0% of total revenues, or $13.7 million and $14.6 million, respectively. This increase in absolute dollars was primarily a result of an increase in the average number research and development personnel in the nine-month period this year versus last year.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $10.5 million, or 22.2% of total revenues, for the nine months ended September 30, 2000 to $14.0 million, or 39.2% of total revenues, for the nine months ended September 30, 2001. The increase in absolute dollars was the result of the increase in the average number of personnel dedicated to its finance, information systems, and human resources departments in the nine month period last year versus this year, as well as additional investments in infrastructure and increased legal and accounting expense associated with fundraising activities earlier in the year. In addition, the Company incurred approximately $2.8 million in 2000 of one-time charges associated with an increase in our bad debt and other reserves.

    AMORTIZATION EXPENSE. Amortization expense for the nine months ended September 30, 2001 was approximately $27.3 million consisting of $13.4 million of amortization of goodwill and other intangible assets acquired in the acquisitions of KSP in March 2000, and CA in June 2000 and $13.9 million of amortization of the MicroStrategy technology investment acquired in December 1999. Amortization expense for the nine months ended September 30, 2000, was approximately $27.7 million consisting of $12.8 million of amortization of goodwill and other


--------------------------------------------------------------------------------
                                       20
intangible assets acquired in the acquisitions of KSP and CA and $14.9 million of amortization of the MicroStrategy investment.

    RESTRUCTURING CHARGE. During the nine months ended September 30, 2001, the Company recorded restructuring charges of $15.9 million related to corporate restructuring actions in the second and third quarters. The charge is comprised of $2.2 million of severance, $2.9 million of facility consolidation and abandonment charges, $1.4 million of excess property and equipment write-offs and $9.1 million of write-offs of long-lived assets not expected to be realized on future product and services offerings due to the reprioritization our development efforts, and $250,000 of other charges.

    IMPAIRMENT OF GOODWILL. During the nine months ended September 30, 2001, the Company recorded an impairment charge of $19.3 million related to the goodwill recorded in connection with the acquisition of CA.

Interest Expense, net

   Interest income decreased from $1.0 million for the nine months ended September 30, 2000 to $146,000 for the nine months ended September 30, 2001 primarily as a result of the decrease in our cash and investment balance on hand during the comparable periods. Interest expense increased from $2.0 million for the nine months ended September 30, 2000 to $4.9 million for the nine months ended September 30, 2001. Interest expense for the nine months ended September 30, 2000 was comprised primarily of non-cash interest on the MicroStrategy obligation. Interest expense during the nine months ended September 30, 2001 was comprised primarily of $3.3 million of non-cash interest expense related to the accretion of discounts on notes payable to Insight and on convertible debentures issued, $700,000 of non-cash interest related to the MicroStrategy obligation, $81,000 of non cash interest related to the accretion of discounts on notes payable to former shareholders of CA, $111,000 in interest expense related to the notes payable to former shareholders of CA, $241,000 of interest expense related to the notes payable to Insight, $161,000 of interest expense related our bank line of credit and $280,000 of interest expense related to capital leases.

Provision for Income Taxes

   For the nine months ended September 30, 2000 and 2001, the Company recorded an income tax provision of $21,000 and $33,000, respectively, related primarily to minimum state income tax requirements and foreign withholding taxes which will not be recovered. No significant provision for foreign or federal, or state income taxes was recorded for the nine months ended September 30, 2000 and 2001 because the Company incurred a net loss during the six month period.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents as of September 30, 2001 increased $5.2 million from December 31, 2000. Net cash used in operations of approximately $25.8 million resulted primarily from a loss of $32.7 million before amortization expense and other non-cash charges offset by an increase of $6.9 million in net operating assets and liabilities.

         Net cash used in investing activities for the nine months ended September 30, 2001, of $432,000 was primarily the result of property and equipment purchases during the first quarter of 2001 related to the increase in headcount and investments in infrastructure.

         Net cash provided by financing activities of $31.5 million consisted of $19.9 million in net proceeds from the issuance of Convertible Debentures, $4.6 million in net proceeds from the sale of Series A Redeemable Convertible Preferred Stock, $ 6.9 million in net proceeds from the issuance of notes payable to Insight, $3.7 million in net borrowings under our credit facility, $173,000 from exercise of common stock options and $230,000 of proceeds from the sale of common stock under our Employee Stock Purchase Plan during the nine months ended September 30, 2001. These contributions were offset by the repayment of $1.5 million of capital lease obligations and $2.5 million from the repayment of notes payable to former investors of CA.

         On April 16, 2001, the Company received an Undertaking Letter from Insight under which Insight agreed to provide additional financing to support the Company's

--------------------------------------------------------------------------------
                                       21
ongoing business operations (the "Additional Financing"). In June 2001, the Company issued a bridge note (the "June Note") to Insight for an aggregate purchase price of $7,000,000. The June Note refinanced previously issued notes to Insight as well as provided an additional $2.5 million in funding. In July 2001, the Company issued convertible debentures ("July Debentures") to Insight in the amount of $12.2 million. The July Debentures refinanced the Company's obligations under the June Note and provided an additional $5.0 million in funding. In August 2001, the Company issued an additional $15.5 million of convertible debentures to Insight and several other investors. In connection with the closing of the sale of the August Debentures, the terms of the July Debentures were modified to be identical to the August Debentures. As of September 30, 2001, Insight had fulfilled its obligation under the terms of the Undertaking Letter. Under Nasdaq Marketplace Rules 4350(i), shareholder approval is normally required for investments similar to the Convertible Debentures. However, the Company requested from Nasdaq an exception to this shareholder approval requirement pursuant to Nasdaq Marketplace Rule 4350(i)(2). Rule 4350(i)(2) provides that "exceptions may be made upon application to Nasdaq when: (A) the delay in securing shareholder approval would seriously jeopardize the financial viability of the enterprise; and (B) reliance by the company on this exception is expressly approved by the Audit Committee or a comparable body of the Board of Directors." The Company obtained such exception to the shareholder approval requirements from Nasdaq, citing its immediate need for funds.


         In addition, in April 2001, the Company received a $5.0 million secured credit facility from Silicon Valley Bank. Availability under the credit facility is based on a percentage of our eligible receivables as defined. In addition, we must maintain at least $2.0 million of excess availability or cash and investments at all times. During the nine months ended September 30, 2001, the Company received net proceeds of $3.7 million under the line of credit. The credit facility expires in April 2002. The Company is subject to certain operational and financial covenants under the terms of the agreement. As of September 30, 2001 the Company was out of compliance with certain financial covenants of the line of credit. In October 2001, certain terms of the credit facility were modified pursuant to which the bank agreed to waive the Company's noncompliance at September 30, 2001.


















--------------------------------------------------------------------------------
                                       22

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

    We began commercial shipment of the initial Xchange Campaign product in July 1996. We were not a separate company until November 1996. Accordingly, we have only a limited operating history in order to evaluate our business. The risks, expenses and difficulties that an early-stage company like ours faces must be considered. These risks include our ability to successfully respond to competitive developments; continue to upgrade our products and service offerings; and continue to attract, retain and motivate qualified personnel.


WE WILL REQUIRE ADDITIONAL FINANCING, WHICH MAY BE DIFFICULT TO OBTAIN AND MAY DILUTE OUR SHAREHOLDER'S OWNERSHIP INTEREST.

    We will require additional capital to fund our operations. We may seek additional funding through public or private financings. Additional funding may not be available on terms acceptable to us or at all. If we raise additional funds by issuing equity securities, further dilution to our then existing stockholders may result. In addition, the terms may adversely affect the rights of our stockholders.


OUR FOUNDER, OFFICERS AND PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL CONTROL AND HAVE THE ABILITY IN THE FUTURE TO EXERT EVEN GREATER CONTROL OVER OUR VOTING STOCK AND HAVE THE ABILITY TO MAKE DECISIONS THAT COULD ADVERSELY AFFECT OUR STOCK PRICE.

    As of September 30, 2001, our current officers, directors and principal stockholders held approximately 19.8% of our outstanding common stock and voting common stock equivalents. If these stockholdes fully convert all of their warrants, debentures and Series A Converible Preferred Stock then this group would hold approximately 78% of our outstanding voting stock. Consequently, this group may be able to control the outcome of all matters submitted for stockholder action, including the election of members to our Board of Directors and the approval of significant change in control transactions, which may have the effect of delaying or preventing a change in control. We have not identified candidates for additional positions on the Board of Directors.


OUR QUARTERLY OPERATING RESULTS HAVE FLUCTUATED SIGNIFICANTLY AND YOU SHOULD NOT RELY ON THEM TO PREDICT OUR FUTURE PERFORMANCE.

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

OUR BUSINESS MAY SUFFER IF NEW CUSTOMERS DO NOT ACCEPT OUR SOLUTIONS.

    We currently derive all of our revenues from our Xchange 8 product suite and services related to our CRM solution. We anticipate that these sources will continue to account for a majority of our revenues for the foreseeable future. As a result, our business will suffer if the market does not accept our solutions and our future enhancements of these solutions. If demand for our solutions drops as a result of competition, technological change or other factors, our business could be substantially harmed.

The market for CRM applications is still emerging and it may not continue to grow. Even if the market does grow, businesses may not adopt our solutions. We have


--------------------------------------------------------------------------------
                                       23
spent, and intend to continue to spend, considerable resources educating potential customers about customer optimization software and services in general and about the features and functions of our products and services in particular. However, our solutions may not achieve any additional degree of market acceptance. If the market for our solutions fails to grow or grows more slowly than we currently anticipate, our business would be materially harmed.


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


THE LOSS OF ONE OF OUR LARGEST CUSTOMERS COULD CAUSE OUR REVENUES TO DROP QUICKLY AND UNEXPECTEDLY.

    In fiscal 1999 and 2000 and the nine months ended September 30, 2001, our top five customers accounted for 37.7%, 26.8% and 37.0% of total revenues, respectively. We cannot be certain that our current customers will continue to do business with us, that business from existing customers will continue at the levels of previous periods, or that we will be able to do a significant amount of business with new customers. If we lose one of our customers, our revenues could drop more quickly than we could reduce expenses. This could substantially harm our financial results.


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

    Acquisitions also involve numerous risks, including:


--------------------------------------------------------------------------------
                                       24

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


COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR BUSINESS.

    Our competitors may be able to develop products and services that are more attractive to businesses than our products and services. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and larger customer bases. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They also may be able to devote greater resources to the promotion and sale of their products and services than we may. If these companies introduce products and services that effectively competed with our products and services, they could be in a position to charge lower prices or to bundle their products and services with their other products and services. This could give them a competitive advantage over us.

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


REDUCTIONS IN CAPITAL SPENDING BY OUR EXISTING AND POTENTIAL CUSTOMERS COULD REDUCE THE DEMAND FOR OUR PRODUCTS.

Historically, corporations and other organizations have tended to reduce or defer major capital expenditures in response to slower economic growth or recession. Market analysts have observed a significant reduction in the growth of corporate spending on information technology projects in response to the current economic slowdown. To the extent that current economic uncertainty persists, some of the prospective customers in our current sales pipeline could choose to postpone or reduce orders for our products, or may delay implementing our solutions within their organizations. In addition, existing customers seeking to reduce capital expenditures may cancel or postpone plans to expand use of our products in additional operating divisions, or may defer plans to purchase additional modules of our solutions. Any of the foregoing would have an adverse impact on our revenues and our operating results, particularly if the current period of volatility in the stock market and the general economy were prolonged.


IF WE DO NOT SUCCESSFULLY MAINTAIN OUR RELATIONSHIPS WITH INDIRECT DISTRIBUTION CHANNELS, OUR SALES COULD DECLINE OR COULD GROW MORE SLOWLY THAN EXPECTED.

    We expect to increase the amount of our products that we distribute through various indirect channels. We are unable to predict the extent to which our distribution partners will be successful in distributing our products. We rely on the marketing and sales efforts of these organizations, many of who also market and sell competitive products. The loss of one or more of our relationships with these organizations could have a material adverse effect on our business.

    Our future performance will also depend, in part, on our ability to attract organizations that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. None of our agreements governing the re-seller or co-marketing relationships with these organizations includes any commitments on the part of these organizations to effect any minimum number of sales of our products, or otherwise to provide us with



--------------------------------------------------------------------------------
                                       25
business. If revenues arising from our relationships with these organizations do not exceed historical levels, our business will not grow as expected.


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


IF WE DO NOT SUCCESSFULLY MANAGE OUR INTERNATIONAL OPERATIONS, OUR BUSINESS MAY SUFFER.

    We have operations in a number of foreign markets. We believe that we must generate sales in international markets in order for our business to be successful. If we are unable to do so in a timely and effective manner, our growth in international sales will be limited, and our business could be materially adversely affected. We have begun to translate our products into different languages and character sets, which may be more difficult or expensive to complete than expected. In addition, other markets may have longer selling cycles and different product requirements than the United States and we may not be able to successfully adapt our products and methods.

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


CURRENCY FLUCTUATIONS AND GENERAL ECONOMIC CONDITIONS IN OUR FOREIGN MARKETS MAY IMPACT OUR CUSTOMERS' SPENDING AND THE VALUE OF MONEY OWED TO US.

With sales and services offices in London, Sydney, Johannesburg, Korea and Tokyo the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change overtime as business practices evolve and could have a material adverse impact on the Company's financial results. Historically, the Company's primary exposure has been nondollar-denominated operating expenses and



--------------------------------------------------------------------------------
                                       26
sales by its United Kingdom subsidiary. The introduction of the Euro as a common currency for members of the European Monetary Union, of which the United Kingdom is not a member, occurred in January 1999. To date, we have not noticed any material impact from the introduction of the Euro. The Company is prepared to hedge against fluctuations in the British Sterling, Euro, or other foreign currency if the exposure becomes material. As of September 30, 2001 the Company's material nondollar-denominated assets and liabilities primarily consisted of cash, accounts receivable, and accounts payable denominated in British Sterling and Australian dollars.

WE HAVE BEEN, AND MAY IN THE FUTURE BE, SUBJECT TO PRODUCT LIABILITY CLAIMS.

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

                                       26
OUR COMMON STOCK PRICE IS LIKELY TO BE VOLATILE.

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


WE ARE, AND MAY IN THE FUTURE BE, INVOLVED IN SECURITIES CLASS ACTION
LITIGATION.

    Xchange and certain of our current or former officers have been named defendants in two securities class action lawsuits filed on behalf of a purported class of purchasers of the our common stock during the period December 8, 1998 through September 29, 2000. These lawsuits seek monetary damages for alleged violations of securities laws. If the plaintiffs are successful and their recoveries exceed the limits of our insurance coverage, our financial position will be harmed. Litigation is inherently uncertain and an adverse resolution of the actions may have a negative effect on our operating results in the period in which they are resolved. For further discussion of these lawsuits see the discussion of Legal Proceedings elsewhere in this prospectus.


WE MAY HAVE DIFFICULTY MEETING NASDAQ MINIMUM LISTING REQUIREMENTS.

    We failed to maintain the minimum closing bid price of $1.00 for 30 consecutive trading days as required by the Nasdaq National Market. Nasdaq has suspended the minimum bid price requirement through January 2, 2002. If the minimum bid price is


--------------------------------------------------------------------------------
                                       27
reinstated after that date and we are unable to demonstrate compliance with this or any other Nasdaq requirement, Nasdaq may take further action with respect to a potential delisting of our common stock. We may appeal any such decision by Nasdaq to the Nasdaq Listing Qualifications Panel.


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

     FOREIGN CURRENCY EXCHANGE RISK. With sales and services offices in London, Sydney, Johannesburg, Korea and Tokyo the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically, the Company's primary exposure has been nondollar-denominated operating expenses and sales by its United Kingdom subsidiary. The introduction of the Euro as a common currency for members of the European Monetary Union, of which the United Kingdom is not a member, occurred in January 1999. To date, we have not noticed any material impact from the introduction of the Euro. The Company is prepared to hedge against fluctuations in the British Sterling, Euro, or other foreign currency if the exposure becomes material. As of September 30, 2001 the Company's material nondollar-denominated assets and liabilities primarily consisted of cash, accounts receivable, and accounts payable denominated in British Sterling and Australian dollars.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is engaged in legal proceedings incidental to the normal course of business. Although the ultimate outcome of these matters cannot be determined, the Company believes the final outcome of these proceedings will not seriously harm its business.

         In addition, the Company and certain of our current and former officers (the "Xchange Defendants") and its certified public accountants, Arthur Andersen, LLP, have been named defendants in a consolidated class action lawsuit originally filed on February 21, 2001 and subsequently filed a Consolidated Amended Class Action Complaint on August 3, 2001, filed on behalf of a purported class of purchasers of our common stock during the period from December 9, 1998 through September 29, 2000. The Amended Class Action Complaint alleges that we made false or misleading statements that inflated our common stock price during the class period. The relief sought is damages on behalf of the class. Through our attorneys, the Xchange Defendants filed a Motion to Dismiss the Amended Class Action Complaint on October 3, 2001. The action is pending in the United States District Court for the District of Massachusetts. The Company believes the allegations are without merit and intends to defend the litigation vigorously.

       Also, the Company, along with BT Alex Brown, Inc., Hambrecht & Quist, LLC, Adams, Harkness & Hill, Inc., Sound-View Technology Group, Inc. (together, the "Underwriter Defendants") and certain current and former officers and directors, including Andrew J. Frawley, John G. O'Brien, Jeffrey Horing, Ramanan Raghavendran, David G. Mcfarlane, Michael D. McGonagle, Patrick A. Mchugh, and
N. Wayne Townsend, have purportedly been named defendants in a class action complaint filed on behalf of a class of purchasers of its common stock during the period from December 9, 1998 through December 6, 2000. THE COMPANY HAS NOT YET BEEN SERVED WITH THIS COMPLAINT, but it purportedly alleges that documents filed in connection with the Company's initial and secondary public offerings (the "Offerings") were materially false and misleading because they failed to disclose that (1) the Underwriter Defendants solicited and received excessive and undisclosed commissions from certain investors in exchange for which the Underwriter Defendants allocated to those investors material portions of the restricted stock issued in connection with the Offerings, and (2) the Underwriter Defendants had entered into agreements with


--------------------------------------------------------------------------------
                                       28
customers whereby they agreed to allocate Xchange's shares to those customers in the Offerings in exchange for which the customers agreed to purchase additional shares in the after-market at pre-determined prices. The action is pending in the United States District Court for the Southern District of New York. The Company believes the allegations are without merit and intends to defend the litigation vigorously.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

ITEM 5.  OTHER INFORMATION

        Not applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit 4.1* Certificate of Designation of Series A Preferred Stock of Exchange, dated as of January 10, 2001. (Incorporated by reference to the Company's Form 8-K dated January 10, 2001, filed with the Commission on January 24, 2001)

Exhibit 10.1* Securities Purchase Agreement, dated as of January 10, 2001, by and among Exchange and the purchasers of the Series A Preferred Stock, includes all Schedules thereto. (Incorporated by reference to the Company's Form 8-K dated January 10, 2001, filed with the Commission on January 24, 2001)

Exhibit 10.2* Registration Rights Agreement by and among Exchange and the purchasers of the Series A Preferred Stock, dated as of January 10, 2001. (Incorporated by reference to the Company's Form 8-K dated January 10, 2001, filed with the Commission on January 24, 2001)

Exhibit 99.1* Form of Securities Purchase Agreement, dated as of February 20, 2001, by and among the Company and InSight. (Incorporated by reference to the Company's Form 8-K dated February 20, 2001 filed with the Commission on April 12, 2001)

Exhibit 99.2* Form of 9% Bridge Promissory Note in the aggregate principal amount of up to $3,000,000 issued by the Company to InSight, dated as of February 20, 2001. (Incorporated by reference to the Company's Form 8-K dated February 20, 2001 filed with the Commission on April 12, 2001)

Exhibit 99.3* Form of Warrant issued by the Company to InSight, dated February 20, 2001. (Incorporated by reference to the Company's Form 8-K dated February 20, 2001 filed with the Commission on April 12, 2001)

Exhibit 99.4* Form of Amended and Restated Registration Rights Agreement, dated as of February 20, 2001, by and among the Company and InSight. (Incorporated by reference to the Company's Form 8-K dated February 20, 2001 filed with the Commission on April 12,
                  2001)


--------------------------------------------------------------------------------
                                       29

Exhibit 99.5*     Form of Securities Purchase Agreement, dated as of March
                  28, 2001, by and among the Company and InSight. (Incorporated by reference to the Company's Form 8-K dated February 20, 2001 filed with the Commission on April 12, 2001)

Exhibit 99.6* Form of 10% Bridge Promissory Note in the aggregate principal amount of up to $1,500,000 issued by the Company to InSight, dated as of March 28, 2001. (Incorporated by reference to the Company's Form 8-K dated February 20, 2001 filed with the Commission on April 12, 2001)

Exhibit 99.7* Form of Warrant issued by the Company to InSight, dated March 28, 2001. (Incorporated by reference to the Company's Form 8-K dated February 20, 2001 filed with the Commission on April 12, 2001)

Exhibit 99.8* Form of Second Amended and Restated Registration Right Agreement, dated as of March 28, 2001, by and among the Company and InSight. (Incorporated by reference to the Company's Form 8-K dated February 20, 2001 filed with the Commission on April 12, 2001)

Exhibit 99.9* Form of Loan and Security Agreement with Silicon Valley Bank dated as of April 25, 2001. (Incorporated by reference to the Company's Form 10-Q dated May 15, 2001 filed with the Commission on May 15, 2001)

Exhibit 99.10* Form of Securities Purchase Agreement, dated as of June 1, 2001, by and among the Company and InSight. (Incorporated by reference to the Company's Form 8-K June 1, 2001 filed with the Commission on June 11, 2001)

Exhibit 99.11* Form of 12% Bridge Promissory Note in the aggregate principal amount of up to $7,000,000 issued by the Company to InSight, dated as of June 1, 2001. (Incorporated by reference to the Company's Form 8-K June 1, 2001 filed with the Commission on June 11, 2001)

Exhibit 99.12* Form of Warrant issued by the Company to InSight, dated June 1, 2001. (Incorporated by reference to the Company's Form 8-K June 1, 2001 filed with the Commission on June 11, 2001)

Exhibit 99.13* Form of Third Amended and Restated Registration Rights Agreement, dated as of June 1, 2001, by and among the Company and InSight. (Incorporated by reference to the Company's Form 8-K June 1, 2001 filed with the Commission on June 11, 2001)

Exhibit 99.14* Form of Securities Purchase Agreement, dated as of July 26, 2001, by and among the Company, eXstatic and Insight. (Incorporated by reference to the Company's Form 8-K July 26, 2001 filed with the Commission on August 10, 2001)

Exhibit 99.15* Form of 12% Senior Subordinated Convertible Debenture issued by the Company to Insight, dated July 26, 2001. (Incorporated by reference to the Company's Form 8-K July 26, 2001 filed with the Commission on August 10, 2001)

Exhibit 99.16* Form of 12% Senior Subordinated Convertible Debenture, issued by the Company to Insight, dated July 26, 2001. (Incorporated by reference to the Company's Form 8-K July 26, 2001 filed with the Commission on August 10, 2001)

Exhibit 99.17* Form of Fourth Amended and Restated Registration Right Agreement, dated as of July 26, 2001, by and among the Company and Insight. (Incorporated by reference to the Company's Form 8-K July 26, 2001 filed with the Commission on August 10,
                  2001)

Exhibit 99.18* Form of Security Agreement, dated as of July 26, 2001, by and among the Company, eXstatic and Insight. (Incorporated by reference to the Company's Form 8-K July 26, 2001 filed with


--------------------------------------------------------------------------------
                                       30
                  the Commission on August 10, 2001)

Exhibit 99.19* Form of Undertaking Letter, dated April 16, 2001 between Exchange and Insight. (Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K, dated April 17, 2001)

Exhibit 99.20* Form of Warrant, dated April 16, 2001, issued to Insight by Exchange. (Filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K dated April 17, 2001)

Exhibit 99.21* Form of Loan Modification Agreement between Silicon Valley Bank and Exchange Applications, Inc. and eXstatic Software, Inc. (Filed as Exhibit 99.21 to the Company's Quarterly Report on Form 10-Q dated August 14, 2001)

Exhibit 99.22* Form of Securities Purchase Agreement, dated as of August 29, 2001, by and between the Company and the Purchasers. (Incorporated by reference to the Company's Form 8-K, August 29, 2001 filed with the Commission on September 12, 2001)

Exhibit 99.23* Letter Agreement dated August 29, 2001 between the Company and Insight. (Incorporated by reference to the Company's Form 8-K August 29, 2001 filed with the Commission on September 12,
                  2001)

Exhibit 99.24* Amendment No.1 dated August 29, 2001 to Security Agreement, dated as of August 29, 2001, between the Company and Insight. (Incorporated by reference to the Company's Form 8-K August 29, 2001 filed with the Commission on September 12, 2001)

Exhibit 99.25* Press Release dated September 4, 2001. (Incorporated by reference to the Company's Form 8-K August 29, 2001 filed with the Commission on September 12, 2001)

Exhibit 99.26* Form of Waiver Agreement from Silicon Valley Bank dated October 11, 2001. (Incorporated by reference to the Company's Form S-1 October 12, 2001 filed with the Commission on October 12,2001)

Exhibit 99.27*    Form of Employment Agreement between Exchange Applications and
                  J. Christopher Wagner. (Incorporated by reference to the Company's Form S-1 October 12, 2001 filed with the Commission on October 12,2001)


Exhibit 99.28* Form of Employment Agreement between Exchange Applications and Andrew J. Frawley. (Incorporated by reference to the Company's Form S-1 October 12, 2001 filed with the Commission on
                  October 12,2001)


* Incorporated by reference


(b)   Reports on Form 8-K

         Report on Form 8-K filed with the SEC on August 10, 2001. Report on Form 8-K filed with the SEC on September 12, 2001.










--------------------------------------------------------------------------------
                                       31

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             Exchange Applications, Inc.
                                             (Registrant)

Dated: November 12, 2001

                                             By: /s/ Thomas J. Phair, Jr.
                                                 --------------------------
                                                (authorized officer and
                                                 principal finance and
                                                 accounting officer)























--------------------------------------------------------------------------------
                                       32