Form 10-K
period 2001-12-31
EXCHANGE APPLICATIONS INC
filed 2002-05-14
CIK 1065857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number

Exchange Applications, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3338916
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

89 South Street Boston, Massachusetts	02111
(Address of principal executive offices)	(Zip Code)

617-737-2244

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates as of May 13, 2002 was $1,523,232.

      As of May 13, 2002, there were 1,153,979 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      The information required under Part III of this Annual Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on June 10, 2002, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates. The exhibit index is located on page 35.

PART I

Item 1.     Business

     Introduction

      Exchange Applications, Inc., now doing business as Xchange, Inc. (“Xchange” or the “Company”) is a provider of analytical customer relationship management (“CRM”) solutions. Xchange’s solutions enable large global companies to lower costs and maximize profits by Capturing Value in Play™ through continuous customer conversations across all channels. Xchange’s suite of CRM software and services features the depth and open architecture large companies require to extract more value from their existing CRM investments by synchronizing online and offline multi-channel customer campaigns that are integrated with call centers and all other customer touch-points in real-time. Using our solutions, companies improve their business performance by:

•	Identifying customers with the greatest profit potential.

•	Avoiding allocation of resources on customers that never will be profitable.

•	Directing the right offers to the right customers via the right channels to grow value.

•	Capturing and cultivating each customer’s lifetime value.

•	Synchronizing customer communication across all channels within the organization.

•	Creating a profit-focused discipline throughout an organization’s culture.

•	Measuring and analyzing the entire process to continually refine and boost the return on investment (“ROI”) of ongoing marketing initiatives.

      Today’s increasingly competitive business environment has driven companies to examine whether or not their customers are helping or hurting the bottom line. Xchange gives organizations the ability to reach that conclusion, and then provides the right communication to move each relationship toward greater profitability.

      Xchange’s software solution unifies all customer data collected from disparate channels in real time, analyzes the data to generate recommendations that will increase customer value, and distributes those recommendations consistently to each customer channel. In addition, Xchange offers consulting services and methodologies to develop measurements, best practices and business processes to create a customer-centric, marketing focused environment throughout all levels of an organization.

      Xchange offers a suite of CRM software and services, known collectively as the Xchange 8 solution, that are designed for Global 2000 and mid-sized companies spanning several vertical markets, including financial services, telecommunications, retail, insurance, utilities, travel and hospitality, automotive and others. Its clients are primarily business-to-consumer marketers who need to communicate with customers and prospects via both online and offline channels.

      Xchange 8 consists of the following components:

•	Xchange Analytics: Xchange’s unique vertical-specific analytics software that provides the critical customer and profit analyses required to conduct intelligent, economics-based marketing, sales and service campaigns and then measure the results.

•	Xchange Campaign: Xchange’s award-winning campaign management software, that enables companies to plan, create and execute highly targeted, cross-channel marketing campaigns.

•	Xchange Real Time: Real-time decisioning software that helps companies serve up offers on the fly in response to inbound customer and prospect inquiries.

      With our solution, businesses seek to achieve greater profitability by actively managing the economics of each customer relationship toward its full profit potential. Using Xchange 8, businesses are able to measure customer value and provide incentives through campaigns or on the fly responses that influence and optimize customer behavior. Our solution offers the following key benefits:

•	Improved Profitability and Revenue Growth. Through the use of our solution, businesses have achieved increased customer retention rates, lower acquisition costs, more efficient cross selling and better customer satisfactions due to more relevant treatment, incentives and communications.

•	Comprehensive Solution. Our software, architectural platform and consulting create a complete solution for customer value management that goes beyond software to include the best practices that drive an organizational shift required for successful CRM initiatives.

•	Enterprise Wide Customer Optimization. Xchange 8 enables organizations to access and use data gathered through any channel, and powers personalized communications in every channel.

•	Open Extensible Architecture. Xchange 8 leverages and adds analytic decisioning to existing CRM infrastructure investments due to its open, easy to use, scaleable architecture.

•	Measurable Results. Measurable ROI separates Xchange from other CRM vendors who have left clients wondering what the return is on their CRM investments.

     Background

      A number of industry trends are driving the adoption of CRM solutions. Among them are:

•	Companies’ need to not only acquire, retain and expand customer relationships, but also to drive more profitability from their customer base;

•	A growing realization among companies that the customer is the profit center;

•	The growing complexity of companies’ customer communication channels, due to new channels such as the Web, email and wireless devices; and

•	Increasing demand to quantify the ROI of marketing investments.

      Several best practices for CRM have emerged that, according to industry research organizations, help increase a company’s chances for success with CRM. Xchange has embodied these best practices in its Xchange 8 solution. Examples of these best practices are:

•	Analytics are an essential part of the planning process as well as the results-measurement process.

•	Companies must gain a cross-channel view of customers, and in turn provide customers with a single view of their company by coordinating messages across all channels.

•	Real-time marketing is an imperative in order to provide customers and prospects with instantly rendered, personalized offers based on up-to-the-second customer profiles. This includes both real time rules and real time data.

•	Companies who want to maximize customer income streams can’t ignore manned channels such as branches and retail stores.

•	Opt-in principals are a necessity when it comes to email marketing.

     Evolution of CRM

      Over the past several years, the analytic CRM industry has evolved considerably. This evolution can be viewed in three distinct phases:

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

Behavior-Based Marketing: These solutions enable businesses to target marketing messages based on a customer’s or prospect’s historical behavior. Though Behavior-Based Marketing is also limited to outbound channels, it can often accommodate multiple channels within a campaign, allowing companies to, for instance, send the same offer by either telephone or mail. Because Behavior-Based Marketing helps companies perform more precise targeting, campaigns tend to be smaller than Database Marketing campaigns, and companies can thus execute them more often. However, Behavior-Based Marketing solutions have drawbacks. First, they perform historical analysis, but not prospective analysis. Second, the applications required for Behavior-Based Marketing tend to be complex and slow, and thus not well suited for Internet communications.

Strategic CRM: Xchange refers to the latest phase of evolution as Strategic CRM, distinguished from Database Marketing and Behavior-Based Marketing in four important ways. First, Strategic CRM solutions are designed to provide businesses with an integrated, single view of customers across all channels, both inbound (i.e., Web marketing and sales) and outbound (i.e., Web service and support). Second, these solutions incorporate sophisticated analytical capabilities that enable businesses to make educated guesses about what customers or prospects are likely to want or need in the future. Third, they provide real-time synchronization of information among customer channels, so that Internet communications can be integrated with an organization’s offline marketing. Fourth, because CRM solutions are designed to provide a 360-degree view of customers, they can enable more sophisticated analysis and metrics, including return-on-investment analysis.

     The CRM Opportunity

      Xchange’s own research has shown that many companies are disillusioned about CRM technology, having spent millions of dollars on hardware and software and received little in the way of measurable ROI. Xchange believes that several shortcomings have led to this disappointment.

•	So-called “end-to-end” CRM suites tend to offer very light capabilities in areas such as analytics and marketing campaign management, crucial to identifying profitable or potentially profitable customers and optimizing customer marketing investments.

•	Integration among vendors remains poor, causing each customer touch point to interact with customers in isolation.

•	Companies aren’t able to track results, measure the effectiveness of their efforts, and learn from past campaigns.

      As a result of these three factors, Xchange believes that most companies are not able to provide customers with a consistent experience across channels, which in turn has a negative impact on the profits companies earn from customer relationships.

      Xchange 8, which has the ability to integrate with CRM solutions from other leading vendors, solves these problems by:

•	Creating vertical-specific analyses that identify profitable and potentially profitable customer groups;

•	Providing personalized offers to each channel so that inbound customer inquiries are responded to with the very best, most relevant offer based on up-to-the-second customer profiles;

•	Driving consistent customer communications out across all customer channels, including the Web, email, call centers, branches and retail locations and the field sales force;

•	Synchronizing front-office applications and legacy applications to share customer information in real-time, so that customers receive a consistent and personalized experience regardless of the channel; and

•	Enabling companies to measure the results of their efforts with vertical-specific, Web-based reports that contain critical statistics such as profitability-by-channel, cross-sell success rates, profit-per-customer and attrition rate trends.

      Thus, Xchange’s strategy is not to replace companies’ existing CRM infrastructures, but rather to provide software and services that leverage a company’s previous CRM investments, and help companies realize the ROI they’d expected from CRM initiatives.

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

     Strategy

      Most CRM offerings, such as sales force automation (“SFA”), call center software and customer service software, are focused on improving the operational efficiency of interactions with customers through one particular customer channel. This alone fails to consider the profitability of each customer interaction, and alienates customers by driving inconsistent treatment as they move between channels.

      The Xchange solution acts as the brains behind a business’s operational CRM systems to make them more efficient and effective at driving customer value. Xchange unifies a real time, single view of each customer’s behavior across all channels, and identifies each customer’s current profitability and full potential. The solution then provides the right offer or communication in each channel to move customers to their full profit potential.

      Xchange’s objective is to continue its leadership role in the Strategic CRM market by enabling large global companies to lower costs and maximize profits through continuous customer conversations across all channels. Our sales strategy for continuing to be a market leader is to focus on growing business with existing customers, adding new customers and involving third-party services providers in the sales process.

      Key to accomplishing this objective is executing on key areas including:

           Delivering Key Product Solution Attributes including:

a. Usability — The Xchange solution features an easy-to-use interface for the suite of offerings and includes workflow wizards.

b. Scalability — The Xchange solution is designed with a scalable architecture.

c. Extensibility — The Xchange solution delivers an open platform to integrate with existing CRM infrastructures to allow to capitalize on their existing knowledge and tools.

Marketing and Selling in Key Vertical Markets leverage the company’s in-depth knowledge and experience with these industries including retail, financial services and telecommunications.

Positioning its solutions not as a replacement for companies’ existing CRM infrastructures, but rather as a way to leverage their previous CRM investments in order to achieve the ROI they’d expected from the technology.

Continuing to integrate new components into its solution including development efforts that will provide users of multiple components with a more seamless experience.

Increasing sales globally through partners. Xchange currently maintains and is expanding its direct sales forces in North America, Europe and Asia/ Pacific. Xchange plans to expand its relationships further with value-added service providers and complementary software providers to expand coverage and revenue penetration.

     Products and Services

      The Xchange 8 product suite unifies all customer data collected from disparate channels in real time, analyzes the data to generate recommendations that will increase customer value, and distributes those recommendations consistently to each customer channel. In addition, Xchange 8 features consulting services and methodologies to develop measurements, best practices and business processes to create a customer-centric, sales focused environment throughout all levels of an organization. Xchange 8 offers the following features and capabilities.

•	Multi-channel marketing automation — Xchange 8 enables marketers to conduct inbound and outbound customer communications that send the right message to the right customer at the right time through the right channel to make the customer more profitable. It also minimizes the work and cost of IT support so marketers can devote more resources to marketing.

•	Advanced Analytics — Xchange 8 focuses on simple, useable analysis for targeting opportunities with the most value potential by providing the most effective reports for each client’s business. The Xchange 8 platform comes standard with built-in Value in Play analytics and ROI reports

•	Real-time touch point integration — Xchange 8 can drive communications on any touchpoint including Web, call center, email, ATM, branch or agents in real time. This capability is also crucial to maximizing customer value, because it enables a consistent, economics-driven conversation from one channel to the next. This ensures that all available information is utilized effectively, and drives the value of existing CRM infrastructure by delivering content to disparate front office systems like Siebel, PeopleSoft, Broadvision or Vignette.

•	Real-time information to improve decision making — Xchange 8 ensures consistent outbound and inbound communications by combining information from three essential sources: internal, external and in-session data, regardless of how a customer contacts a company or a company contacts the customer. With Xchange 8, a company can change a customer offer in real time based on data gathered during an interaction. Xchange 8 can also deliver this insight to personnel, and establish automated responses to customer behavior in real time.

     Xchange Solution Services

      Xchange solution services help companies ensure the successful deployment of the CRM initiatives and help them plot long-term full CRM solutions. These services include:

•	Professional Services include Business Assessments, Technical Assessments, Installation and Configuration, Touch Point Integration, Data Transformation, and Engagement Management.

•	Education Services provide clients with the knowledge required to successfully use, operate, and maintain Xchange 8. Training is available for both end-users of the product and operations/ IT staff who are typically charged with making sure that the product is “up and running”.

•	Customer Support Services are offered to supplement the basic maintenance support services included with the product(s). In cases where an Xchange 8 component becomes “mission-critical”, Xchange can develop support services tailored to meet the client’s requirements.

      Experienced consultants supported by the Xchange Services Delivery Process deliver these services. This implementation process allows the Company to leverage the best practices it has have developed at over 150 implementations worldwide. We believe it is critical to approach implementations with a plan that encompasses not only technology tasks, but also addresses changes required in business process, organization, and business metrics to achieve optimal returns from your customers.

      Xchange and our systems-integration partners help companies prepare, install, and optimize Xchange CRM products for optimal effectiveness. Our services and support specialists include: project managers, systems-integration experts, strategic process and CRM consultants, technical consultants, and eMarketing Consultants, who are assigned to specific clients, serving as their business partner.

     Product Development

      Xchange originally introduced Campaign (previously known as VALEX), the basis for the current Xchange Campaign software, in July 1996 and has subsequently made a number of product revisions and enhancements, the latest being a Web-based version that became available in the first quarter of 2001. Xchange eMessaging (previously known as eXstatic) was introduced by the Company in August 1999 as part of the acquisition of Gino Borland Inc. Xchange Real Time was introduced in November 1999, and Xchange Analytics was announced in January 2000. Xchange’s ongoing product development efforts are focused on the continued expansion of the features, functionality, and integration of the Xchange 8 CRM solution outlined earlier in this Form 10-K. In addition, Xchange is continuously reevaluating the needs of customers and marketplace trends to identify new products for development. Our research and development expenses were approximately $9.8 million, $19.0 million and $17.3 million in 1999, 2000 and 2001, respectively.

     Sales and Marketing

      Xchange markets its software and services through its direct sales force of 19 quota-carrying sales representatives and indirectly through re-sellers and co-marketers. As of December 31, 2001, Xchange had sales offices in Boston, London and Sydney. Xchange’s sales force consists of teams made up of sales executives, managers and pre-sale engineers organized by geographic territory.

      Xchange currently has re-seller relationships with Acxiom, Epsilon, Experian, IBM, Harte-Hanks, Fair Isaacs, and others, which grant these companies the right to re-market its software and utilize Xchange’s marketing materials. In addition, Xchange has co-marketing arrangements with companies such as Cap Gemini Ernst & Young to generate leads and participate in sales efforts. None of the agreements governing the re-seller or co-marketing relationships with these organizations includes any commitments on the part of these organizations to effect any minimum number of sales of the Xchange’s software, or to otherwise provide Xchange with business. No assurances can be given that any revenue will be realized by Xchange from any of these relationships.

     Clients

      Xchange focuses on selling its CRM solutions to leading businesses in targeted vertical industries; primarily financial services, telecommunications, retail, insurance, utilities, travel and hospitality and automotive. As of December 31, 2001, Xchange’s products and services were licensed for use at approximately 300 client sites in 33 countries.

Financial Services	Telecommunications	Retail	Others

JP Morgan Chase	Sasktel	Circuit City	Acxiom
PNC Bank	Qwest Communications	NEBS	Microsoft
Citicorp	Verizon	Staples	Ford

      In 1999, two clients, Acxiom and MicroStrategy, Inc., accounted for 11.3% and 10.4% of Xchange’s revenues, respectively. In 2000, one client, MicroStrategy, Inc. accounted for 10.2% of Xchange’s revenue. In 2001, one customer, Carreker Corporation (“Carreker”), accounted for 25.8% of Xchange’s revenue. Acxiom is a re-seller of Xchange’s products and services and revenues from Acxiom were comprised of sales to multiple end user businesses. Xchange entered into a reseller arrangement with MicroStrategy in December 1999 whereby Xchange recognized $4.5 and $3.5 million of revenue in 1999 and 2000, respectively, of software license fees for the resale of the Xchange eMessaging product to affiliates of MicroStrategy’s Strategy.com web service. In March 2001, Xchange entered into a royalty arrangement with Carreker whereby Carreker was granted exclusive rights to sell the EnAct software product into the financial services vertical in exchange for guaranteed royalty payments. The EnAct software was Xchange’s frontline marketing automation software that helps local marketers tap central customer information and apply it to local campaigns, and feed local market intelligence back into central marketing for future targeting. Xchange recognized $11.5 million of revenue in 2001 as a result of this arrangement. The agreement ended on December 31, 2001, whereby Xchange sold to Carreker all rights to the EnAct software. Xchange does not anticipate significant further revenue from Carreker or the EnAct software product in the future. Revenue in 2002 could be adversely impacted if the Company is unable to replace the revenue volume supplied by Carreker in 2001.

     Competition

      The market for CRM and related services is highly competitive. The Gartner Group estimates there are 15 competitors supplying CRM software solutions in the marketplace. Some of our competitors have longer operating histories, significantly greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our competitors have made and may continue to make strategic acquisitions or establish cooperative relationships among themselves or with other software vendors. They may also establish or strengthen cooperative relationships with our current or future partners, thereby limiting our ability to promote our product through these partners. There can be no assurance that Xchange will maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

      Xchange’s products and services are targeted at the emerging market for CRM solutions. The Company’s competitors are diverse in their orientation and history. Xchange’s current and potential competitors fall into the following categories: campaign management vendors such as Chordiant Software (as a result of their acquisition of Prime Response in February 2001), and Recognition Systems, analytical applications vendors such as E.piphany, and front-office and application providers such as Siebel Systems. Xchange also essentially competes with companies’ internal information technology departments that attempt to build their own systems.

      The principal competitive factors that favor the Company include: domain expertise and intellectual property in CRM; reputation of the Company and its employees and products; the number of installed customers using components of the Xchange 8 solution; the cross-channel capabilities of its solutions; open and flexible architecture; strong marketing automation, and campaign management functionality; international presence; its strong real-time decisioning capabilities; and speed and ease of implementation and use of its solutions. However, there can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on the Company’s business, operating results and financial condition. See “Risk Factors — Competition could reduce our market share and harm our business”.

     Proprietary Rights and Licenses

      The Company relies primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary rights. In addition, the Company generally licenses it products to end users in object code (machine readable) format, and the Company’s license agreements generally allow the use of its products solely by the customer for internal purposes without the right to sublicense or transfer Company’s products. However, certain customers have required the Company to maintain a source code escrow account with a third-party software escrow agent, and a failure by the Company to perform its obligations under the related license and maintenance agreements or the insolvency of the Company could conceivably cause the release of the Company’s source code to such customers for certain limited purposes. The Company believes that the foregoing measures afford only limited protection. Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company’s products or to obtain and use information that the Company regards as proprietary. Policing 10 unauthorized use of the Company’s products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy is a viable risk. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as the laws of the United States. Furthermore, there can be no assurance that the Company’s competitors will not independently develop technology similar to that of the Company. The Company may increasingly be subject to claims of intellectual property as the number of products and competitors in the Company’s industry segment grows and the functionality of products in different industry segments overlaps. Although the Company is not aware that any of its products infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, might not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company’s business, operating results and financial condition. See “Risk Factors — Intellectual Property Rights; Use of Licensed Technology”.

      The Company has in the past and may in the future resell certain software, which it licenses from third parties. There can be no assurance that these third party software licenses will continue to be available to the Company on commercially reasonable terms. The loss of or inability to maintain or obtain any of these software licenses could result in delays or reductions in product shipments until equivalent software could be identified, licensed and integrated, which could adversely affect the Company’s business, operating results and financial condition.

     Employees

      As of December 31, 2001, the Company had 175 full-time employees, including 63 primarily engaged in research and development and 39 sales and marketing. The Company’s future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of the Company’s employees is represented by collective bargaining units and the Company, to date, has not experienced a work stoppage. The Company believes that its employee relations are good.

     Executive Officers Of The Registrant

      Set forth below is certain information concerning the directors and executive officers of Company.

Name	Age	Position

Andrew J. Frawley	39	Chairman of the Board of Directors
J. Christopher Wagner	41	President, Chief Executive Officer and Director
Michael Collins	38	Chief Marketing Officer & Senior Vice
		President, Global Marketing
N. Wayne Townsend	38	Senior Vice President, Services
Robert Whirley	32	Senior Vice President, Global Sales
Kris Zaepfel	38	Senior Vice President, Human Resources

      Mr. Frawley founded Xchange in November 1994 and is currently Chairman of the Board of Directors. Mr. Frawley served as Xchange’s Chief Executive Officer from its incorporation in November 1996 until July 2001. Mr. Frawley was elected Chairman of the Board of Directors of the Company in January 1998. From July 1993 until founding the Company, Mr. Frawley served as a principal of Grant & Partners Limited Partnership, a management consulting company. Mr. Frawley holds a B.S. in accounting from the University of Maine and an M.B.A. from Babson College. Mr. Frawley has more than 15 years of experience in the high technology industry.

      Mr. Wagner joined Xchange in August 2001 as President and Chief Executive Officer. From 2000 through August 2001, Mr. Wagner served as Chief Executive Officer of Metiom, Inc. From 1998 through 2000, Mr. Wagner served as Executive Vice President and General Manager of Consulting Services for Computer Associates, Inc. From 1995 through 1998, Mr. Wagner served as Senior Vice President responsible for Sales and Marketing for Computer Associates, Inc.

      Mr. Collins joined Xchange in August 2001 as Senior Vice President and Chief Marketing Officer. From January 2000 until May 2001, he was employed by Metiom, Inc., an internet e-commerce software provider. From August 1997 through January 2000, Mr. Collins was Vice President of Worldwide Corporate Marketing at SAGA SOFTWARE, Inc., a developer of enterprise integration software. From October 1994 until August 1997, Mr. Collins was Senior Director of Worldwide Corporate Marketing at Iomega Corporation, a manufacturer of personal storage peripherals. Mr. Collins holds a BA in Communications/ Journalism from Rowan University. Mr. Collins has more than 10 years of experience in the high technology industry.

      Mr. Townsend joined Xchange in April 1996 as Vice President, Integration Services, was appointed to the position of Vice President, Financial Services Solutions in December 1998, and was appointed to the position of Senior Vice President, Solutions in January 2000. From April 1994 until joining Xchange, Mr. Townsend was a Project Director at Epsilon, a database marketing services company. Mr. Townsend holds a B.S. in mechanical engineering from the Massachusetts Institute of Technology and an M.S. in mechanical engineering from the University of Dayton. Mr. Townsend has more than 10 years of experience in the systems integration industry.

      Mr. Whirley joined Xchange in October 2001 as Senior Vice President of North American Sales and was appointed Senior Vice President of Global Sales in January 2002. Prior to Xchange, Mr. Whirley worked from 1997 to 2001 at Computer Associates, a software company, where he was Senior Vice President and Regional Sales Manager for the New York region. Previously he was Group General Manager for eBusiness and held other Senior Vice President regional roles during his four years with Computer Associates. Prior to 1997, Mr. Whirley held various regional and sales management positions at Cabletron Systems, a networking hardware company. Mr. Whirley holds a BS degree in Communications and Business Finance from the University of Southern Maine.

      Ms. Zaepfel joined Xchange in January 1998 and is currently Senior Vice President Human Resources. From March 1997 until January 1998, she was Director, Staffing and Employee Relations at HPR, Inc., a healthcare information technology company. Ms. Zaepfel holds a certificate in Human Resources Management from Bentley College in Waltham, MA, and a B.A. in Psychology from Allegheny College in Meadville, PA.

     Historical Background of the Company

      Xchange commenced operations in 1994 and was incorporated in Delaware on November 7, 1996. Prior to November 15, 1996, Xchange operated as a division of two entities, Grant & Partners, Inc. (“GPI”) and Grant & Partners Limited Partnership (“GPLP”). GPI was incorporated in June 1993 and was primarily engaged in providing management consulting services. In November 1994, GPI segregated its operations into two business segments: a management consulting practice and a software applications development practice and designated management and financial resources to the development of VALEX. On March 28, 1995, GPI entered into a limited partnership agreement with Cyrk, Inc. (“Cyrk”) to form GPLP to provide marketing and customer management services for companies in a wide range of industries including retailing, transportation, banking and manufacturing. GPI, as the general partner of GPLP, contributed all of its assets and liabilities to GPLP for a 50% limited partnership interest. Cyrk purchased the remaining 50% limited partnership interest in GPLP. GPLP operated as two separate divisions: (i) the Exchange Applications division, which focused on marketing program design and execution, customer database construction and software application development; and (ii) the Exchange Partners division, which focused on providing a variety of management consulting services for marketing organizations.

      On November 15, 1996, Xchange and GPLP entered into an assignment and assumption agreement whereby GPLP sold the Exchange Applications division to the Company in exchange for 2,300,000 shares of preferred stock of the Company. In addition, the Company issued 165,625 shares of common stock to certain employees. The Preferred Stock held by GPLP contained voting rights equal to two votes for each share of common stock into which the preferred stock would convert. As a result, GPLP held approximately 70% of the voting rights of the Company.

      On August 20, 1999, Xchange acquired eXstatic Software, Inc. (formerly known as Gino Borland, Inc.), a Washington corporation (“eXstatic”). eXstatic develops and markets software solutions that enable businesses to plan, create and execute highly personalized, permission-based email communications based on customer profiles. The Company exchanged 40,486 shares of common stock for all the outstanding shares of eXstatic common stock, and exchanged options to purchase 9,261 shares of Company common stock for all the outstanding options of eXstatic. This merger has been accounted for as a pooling of interests, and accordingly the historical results of operations have been restated to reflect the results of eXstatic on a combined basis.

      On March 31, 2000, Xchange acquired Knowledge Stream Partners, Inc., a Delaware corporation, (“KSP”) in a transaction accounted for under the purchase method. KSP specializes in consulting and software development for advanced data mining and online/offline analytics. The Company exchanged 27,393 shares of its common stock for all the outstanding shares of common stock of KSP. In addition, the Company assumed all of the outstanding employee stock options of KSP, which converted into options to acquire 4,495 shares of Company common stock.

      In June 2000, Xchange acquired Customer Analytics, Inc., a Delaware corporation (“CA”), in a transaction accounted for under the purchase method. CA develops and markets campaign management solutions focused on creating, executing, analyzing and measuring customer communications at the local or branch level. The Company exchanged 148,723 shares of its common stock for all the outstanding shares of common stock of CA; 25,387 of these shares issued were placed into escrow as security for indemnification obligations of CA pursuant to the merger agreement. In addition, Xchange assumed all of the outstanding employee stock options of CA which converted into options to acquire 23,826 shares of Company common stock.

      Unless the context otherwise requires, references herein to “Xchange” the “Company” refer to Exchange Applications, Inc., a Delaware corporation, and its wholly owned subsidiaries: Exchange Applications, Ltd. was incorporated in July 1997 in the United Kingdom and Exchange Applications, Pty. was incorporated in April 1998 in Sydney, Australia. Exchange Applications Securities Corporation, a Massachusetts corporation, was incorporated in December 1998.

Item 2.     Properties

      Xchange’s primary offices are located in approximately 20,000 square feet in Boston, Massachusetts pursuant to an extended lease expiring in May 31, 2004. Xchange also leases space for sales offices in Seattle, London and Sydney.

Item 3.     Legal Proceedings

      From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this filing, it is management’s opinion that we are not a party to any legal proceedings which, if decided adversely to Xchange, would have a material adverse effect on our results of operations or financial position.

      Xchange and certain of our current and former officers (the “Xchange Defendants”) and its certified public accountants, Arthur Andersen, LLP, have been named defendants in a consolidated class action lawsuit originally filed on February 21, 2001 and subsequently filed as a Consolidated Amended Class Action Complaint on August 2, 2001, filed on behalf of a purported class of purchasers of our common stock during the period from December 9, 1998 through September 29, 2000. The Amended Class Action Complaint alleges that we made false or misleading statements that inflated our common stock price during the class period. The relief sought is damages on behalf of the class; however, at this time, we are unable to ascertain the monetary damages sought by the class. Through our attorneys, we have filed a Motion to Dismiss the

Amended Class Action Complaint on October 3, 2001. The action is pending in the United States District Court for the District of Massachusetts. We believe these allegations are without merit and we intend to defend the litigation vigorously.

      Xchange, along with BT Alex Brown, Inc., Hambrecht & Quist, LLC, Adams, Harkness & Hill, Inc., Sound-View Technology Group, Inc. (together, the “Underwriter Defendants”) and certain current and former officers and directors, including Andrew J. Frawley, John G. O’Brien, Jeffrey Horing, Ramanan Raghavendran, David G. McFarlane, Michael D. McGonagle, Patrick A. McHugh, and N. Wayne Townsend, have purportedly been named defendants in a class action complaint filed on behalf of a class of purchasers of its common stock during the period from December 9, 1998 through December 6, 2000. Xchange is currently reviewing whether it has been formally served with this complaint, but it purportedly alleges that documents filed in connection with the Xchange’s initial and follow-on public offerings (the “Offerings”) were materially false and misleading because they failed to disclose that (1) the Underwriter Defendants solicited and received excessive and undisclosed commissions from certain investors in exchange for which the Underwriter Defendants allocated to those investors material portions of the restricted stock issued in connection with the Offerings, and (2) the Underwriter Defendants had entered into agreements with customers whereby they agreed to allocate Xchange’s shares to those customers who agreed to purchase additional shares in the after-market at pre-determined prices. At this time, we are unable to ascertain the monetary damages sought by the class. The action is pending in the United States District Court for the Southern District of New York. We believe these allegations are without merit and we intend to defend the litigation vigorously.

Item 4.     Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of 2001, however, the Company had a Special Shareholder Meeting on February 27, 2002. Pursuant to this Special Meeting, the following matters were approved by the shareholders: a proposal to give the Board of Directors the authority to amend to the Company’s Certificate of Incorporation to either effect a reverse stock split or increase the number of authorized but unissued shares of common stock; a proposal to ratify an amendment to the 1998 Stock Incentive Plan to increase the number of shares authorized for issuance thereunder; and a proposal to approve the issuance of shares of common stock upon conversion of shares of Series A Convertible Redeemable Preferred Stock. More information about each of these matters can be found in the Proxy Statement filed by the Company on January 25, 2002.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

     Market for Common Stock

      Xchange’s common stock trades on the Nasdaq National Market under the symbol EXAP. The high and low sales prices for the Company’s common stock for the eight quarterly periods ended December 31, 2001 was as follows, as adjusted for a 2 for 1 stock split on March 17, 2000 and the 1 for 30 reverse stock split on March 18, 2002:

	Low Sales	High Sales
Fiscal 2001	Price	Price

4th quarter ending December 31, 2001	$5.40	$10.80
3rd quarter ending September 30, 2001	$3.90	$26.70
2nd quarter ending June 30, 2001	$31.50	$69.60
1st quarter ending March 31, 2001	$35.70	$120.00

	Low Sales	High Sales
Fiscal 2000	Price	Price

4th quarter ending December 31, 2000	$30.90	$181.80
3rd quarter ending September 30, 2000	$109.20	$1,218.90
2nd quarter ending June 30, 2000	$307.50	$1,683.90
1st quarter ending March 31, 2000	$731.40	$2,242.50

     Holders of Record

      As of December 31, 2001 there were 346 holders of record of the Xchange’s common stock.

     Dividends

      Xchange has never declared or paid any cash dividends on its capital stock. Future dividends, if any, will be determined by the Board of Directors.

      On January 28, 2000, Xchange’s Board of Directors approved a 2 for 1 stock split, to be effected in the form of a stock dividend. On February 29, 2000, Xchange’s shareholders approved an increase in the authorized shares of $.001 par value common stock to 150,000,000 shares giving the Company enough authorized shares to effect the stock dividend. Accordingly, Xchange paid the stock dividend on March 17, 2000 to all shareholders of record on March 3, 2000. All share and per share amounts in this Form 10-K have been adjusted to reflect the stock split.

      On March 11, 2002, Xchange’s Board of Directors approved a 1 for 30 reverse stock split of the Company’s common stock. The reverse split became effective on March 18, 2002. As a result of the reverse split, each 30 issued and outstanding shares of common stock was exchanged for one new share of common stock. The shares of common stock underlying the Company’s preferred stock and other derivative securities were similarly adjusted. All share and per share amount in this Form 10K have been adjusted to reflect the reverse stock split.

Item 6.     Selected Consolidated Financial Data

      The following historical selected consolidated financial data of Xchange is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. The selected consolidated financial data set forth below as of December 31, 2000 and 2001 and for each of the years ended December 31, 1999, 2000 and 2001 are derived from the audited financial statements of Xchange, which are included in Item 8 of this Annual Report on Form 10-K. The selected consolidated financial data as of December 31, 1997, 1998 and 1999 and for the years ended December 31, 1997, and 1998 are derived from the audited consolidated financial statements of the Company, which are not included in this Annual Report on Form 10-K. The data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,

	1997	1998	1999	2000	2001

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Software license fees	$5,765	$14,357	$26,344	$38,070	$21,709
Services and maintenance	7,490	11,817	16,957	23,506	23,002

Total revenues	13,255	26,174	43,301	61,576	44,711

Cost of revenues:

Software license fees(1)	1,707	185	438	776	1,502
Services and maintenance	5,277	7,023	10,255	18,475	14,046

Total cost of revenues	6,984	7,208	10,693	19,251	15,548

Gross profit	6,271	18,966	32,608	42,325	29,163

Operating expenses:
Sales and marketing(1)	3,614	9,864	14,555	27,840	28,120
Research and development(1)	2,846	6,717	9,829	18,959	17,251
General and administrative	2,394	3,372	4,948	14,114	16,119
Cost of acquisition	—	—	1,388	—	—
Amortization of goodwill and other intangibles	—	—	—	22,331	16,566
Amortization of MicroStrategy assets	—	—	—	19,822	17,959
Impairment of MicroStrategy assets, goodwill and other intangibles	—	—	—	76,604	56,176
Restructuring charges	—	—	—	—	19,172

Total operating expenses	8,854	19,953	30,720	179,670	171,363

Income (loss) from operations	(2,583)	(987)	1,888	(137,345)	(142,200)
Interest Income (expense):
Interest income	24	104	1,430	1,109	191
Interest expense	—	—	—	(2,744)	(8,610)

Total interest income (expense), net	24	104	1,430	(1,635)	(8,419)
Income (loss) before provision for income taxes	(2,559)	(883)	3,318	(138,980)	(150,619)
Provision for income taxes	—	111	2,220	9	38

Net income (loss)	(2,559)	(994)	1,098	(138,989)	(150,657)

	Year Ended December 31,

	1997	1998	1999	2000	2001

	(in thousands, except per share data)
Accretion of discount and dividends on preferred stock	(684)	(180)	—	—	(1,871)

Net income (loss) applicable to common stockholders	$(3,243)	$(1,174)	$1,098	$(138,989)	$(152,528)

Basic net income (loss) per share applicable to common stockholders(2)(4)	$(14.04)	$(4.03)	$1.49	$(145.22)	$(136.90)

Basic weighted average common shares outstanding(2)(4)	231	291	737	957	1,114

Diluted net income (loss) per share applicable to common stockholders	$(14.04)	$(4.03)	$1.25	$(145.22)	$(136.90)

Diluted weighted average common shares outstanding(2)	231	291	881	957	1,114

Pro forma basic and diluted net loss per share(2)(3)(4)	$(6.60)	$(1.80)

Pro forma basic and diluted weighted average common shares outstanding(2)(3)(4)	396	543

	As of December 31,

	1997	1998	1999	2000	2001

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$5,306	$20,671	$29,107	$8,617	$7,074
Working capital (deficit)	5,047	21,485	15,669	(23,608)	(16,190)
Total assets	11,475	31,986	115,065	162,307	43,238
Long-term debt, net of current portion	237	145	16,653	3,056	3,165
Redeemable preferred stock	7,088	—	—	—	5,650
Stockholders’ equity (deficit)	(683)	24,201	70,712	105,787	2,254

(1)	Cost of software license fees, sales and marketing expenses, and research and development expenses listed above are stated exclusively of amortization of the MicroStrategy assets and acquired technology, which is stated separately. See Note 5 of Notes to Consolidated Financial Statements.

(2)	On January 28, 2000, Xchange’s Board of Directors approved a 2 for 1 stock split in the form of a stock dividend. The dividend was paid on March 17, 2000 to all shareholders of record on March 3, 2000. Accordingly, all share and per share amounts have been adjusted to reflect the stock split. On March 11, 2002, Xchange’s Board of Directors approved a 1 for 30 reverse stock split. The reverse split became effective on March 18, 2002. Accordingly, all share amounts have been adjusted to reflect the reverse stock split.

(3)	Gives effect, as of the issuance date, to the reclassification of Series A Preferred Stock to $3,269,000 of additional paid-in capital, the conversion of all outstanding shares of the Series B Convertible Preferred Stock, at a redemption value of $4,000,000, into 85,185 shares of common stock, and the conversion of all outstanding shares of Series C Convertible Preferred Stock, at $.001 par value per share, into 40,788 shares of common stock that occurred upon the closing of Xchange’s initial public stock offering on December 14, 1998.

(4)	Computed on the basis described in Note 2(b) of Notes to Consolidated Financial Statements.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results Of Operations

      The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Xchange’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

      Exchange Applications, Inc. and its subsidiaries (“Xchange” or the “Company”), doing business as Xchange, Inc., provides Customer Relationship Management (“CRM”) solutions that help companies earn a greater share of their customers business through relevant, personalized customer communications. The Company provides an open-platform CRM software and services solution that is designed to help clients customize offers based on profile information, synchronize offers across multiple customer channels in real-time and track the responses. This solution is designed to provide companies with opportunities to improve their acquisition and retention of customers and to increase customer relationship profitability. The Company’s CRM solutions are licensed for use at approximately 300 client sites in 33 countries, as well as the six leading U.S. marketing service bureaus.

     Corporate Overview

      The Company was incorporated in November 1996. Prior to incorporation, the Company operated as a separate division of two entities, Grant & Partners, Inc. (“GPI”) and Grant & Partners Limited Partnership (“GPLP”). The Company’s activities during its early stages of operation focused on the development of software solutions to provide customer communications support to businesses. In 1995, the Company began providing professional services in the areas of marketing program design and execution and data warehousing. In March 1997, the Company ceased providing marketing program design services. The Company’s development efforts culminated in the introduction to market in July 1996 of Xchange Campaign. Since this initial introduction of Xchange Campaign, the Company has continued to focus significant resources on the development of additional functionality and features of the its original products as well as the development and acquisition of additional solutions within the Company’s CRM solution set including Xchange Real Time, Xchange eMessaging and Xchange Analytics. In October 2001 the Company announced Xchange 8, which is a bundling of the Company’s existing products, as part of a strategy to move away from selling individual software components to selling an integrated set of software solutions

      The Company also has continued to expand its marketing activities, build the Xchange identity, develop the competencies of the professional services group, establish international sales and distribution channels and develop its general and administrative infrastructure.

      In August 1999, the Company acquired eXstatic Software, Inc. (formerly known as Gino Borland, Inc.) (“eXstatic”) in a transaction accounted for as a pooling of interest. eXstatic develops and markets software products that enable businesses to plan, create and execute highly personalized, permission-based email communications based on customer profiles. In accordance with pooling of interests accounting, the results of operations have been restated to reflect the historical results of eXstatic on an as combined basis. In March 2000, the Company acquired Knowledge Stream Partners, Inc. (“KSP”) in a transaction accounted for under the purchase method. KSP specializes in consulting and software development for advanced data mining and online/offline analytics. In June 2000, the Company acquired Customer Analytics, Inc. (“CA”) in a transaction accounted for under the purchase method. CA develops and markets campaign management solutions focused on creating, executing, analyzing and measuring customer communications at the local or branch level.

Critical Accounting Policies and Significant Judgements and Estimates

      Xchange’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgements, including those related to revenue recognition, bad debts, intangible assets, and income taxes. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the timing and amounts of certain transactions and carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The significant accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

      The Company’s revenues are primarily generated from the sale of perpetual licenses to its proprietary Xchange 8 products and services. The Company generates its services revenue from consulting and training services performed for customers and from maintenance and support. As described below, significant management judgements and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgements or utilized different estimates.

      The Company recognizes revenue based on the provisions of Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, Statement of Position, (SOP), No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-4 and SOP No. 98-9, and the provisions of SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. The Company does not offer a right of return on its products.

      For all sales, the Company uses either a binding purchase order or signed license agreement as evidence of an arrangement. At the time of the transaction, the Company assesses whether the fee associated with the transaction is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of the fee is due after our normal payment terms the Company accounts for the fee as not being fixed or determinable. In these cases, the Company recognizes revenue as the fees become due. Credit worthiness for follow-on transactions is assessed through a review of the transaction history with the customer. The Company does not request collateral from its customers. If collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

      Software license fee revenues are generated from licensing the rights to the use of the Company’s packaged software products. Services and maintenance revenues are generated from sales of maintenance, consulting, training and hosting services performed for customers that license the Company’s products. The Company has concluded that effective with the new generation of Xchange Analytics and Xchange Real Time, certain of the implementation services related to these products are essential to the customer’s use of the packaged software products. Similarly, the implementation services for the Company’s Xchange EnAct product is essential to the customer’s use of those packaged software products. For sales of these products where the Company is responsible for implementation, the Company recognizes revenue for these arrangements following the percentage-of-completion method over the implementation period. Percentage of completion is measured by the percentage of implementation hours incurred to date compared to estimated total implementation hours. This method is used because management has determined that expended hours to be the best measure of progress on these engagements. In situations where the Company is not responsible for implementation services, or where the product configuration being delivered does not require the implementation services deemed to be essential to the customer’s use of the software, the Company recognizes revenue on delivery of the packaged software if there is persuasive evidence of an arrangement, collection is probable, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fees to all undelivered elements of the arrangement.

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

      Revenues for maintenance and support are recognized ratably over the term of the support period. Revenues from consulting and training services are recognized as the services are performed.

Accounts Receivable

      Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.

Goodwill and Intangibles

      Purchase accounting requires extensive use of accounting estimates and judgements to allocate the purchase price to the fair market value of the assets purchased and liabilities assumed. In recording the acquisition of KSP in March 2000, and CA in June 2000, values were assigned to intangible assets for assembled workforces, acquired technology and existing customer bases. The value assigned to these assets were based on independent third-party appraisals. The excess of the purchase price over the fair value of assets acquired was recorded as goodwill. The value of goodwill and intangibles assets are amortized using the straight-line method over three to five years based on management estimate of the assets’ useful life.

      Intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value for the asset may not be recoverable. In 2001, the Company recorded impairment charges relative to its investment in MicroStrategy technology and acquisition of CA. In both instances the Company made the strategic decision to no longer sell or support the products or assets underlying the original acquisitions. As a result of these decisions, management does not expect any material cash flows relative to these intangible assets and accordingly has recorded impairment charges for the entire unamortized balance at December 31, 2001. During the fourth quarter of 2001, in response to continuing negative operating trends, the Company determined that the remaining goodwill balance was impaired based upon a third party indication of value of the Company as a whole. The Company recorded an additional impairment of the carrying value of such goodwill in the amount of $6.8 million.

Accounting for Income Taxes

      The preparation of consolidated financial statements requires the Company to estimate income taxes in each of the jurisdictions in which it operates, including those outside the United States which may be subject to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves estimating actual current exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. The Company must then record a valuation allowance to reduce its deferred tax assets and liabilities to the amount that is more likely than not to be realized.

      Significant management judgement is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a valuation allowance of $65.2 million as of December 31, 2001, due to uncertainties related to its ability to utilize some of its deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which the Company operates and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods the Company may need to adjust its valuation allowance which could materially impact its financial position and results of operations.

     Transactions with MicroStrategy, Inc.

      In December 1999, the Company entered into a strategic alliance relationship with MicroStrategy, Inc., resulting in a series of transactions between the two companies. The Company accounted for these transactions at the fair value of the elements exchanged.

      The Company agreed to pay MicroStrategy an aggregate of $65 million in cash and the Company’s common stock over two years commencing in December 1999. In return, the Company received the following:

•	License for MicroStrategy applications valued at $30 million for the purpose of developing new products using MicroStrategy technology along with distribution rights to existing and newly developed MicroStrategy products on a royalty-free basis for 3 1/2 years;

•	A dedicated research and development workforce from MicroStrategy for a 3 1/2 year term valued at $30 million to develop new products using MicroStrategy’s technology; and

•	Prepaid co-marketing by MicroStrategy over 18 months valued at $5 million.

      The Company capitalized the present value of the $65 million payments, which totaled $62.0 million and began amortized this amount to operations over the terms of the underlying arrangements. Through December 31, 2001 the Company has recorded total amortization charges of $37.8 million against the MicroStrategy assets. In the fourth quarter of 2001, as a result of decreased market demand for MicroStrategy technology and MicroStrategy’s inability to continue to support the product, the Company made the strategic decision to discontinue the use of MicroStrategy technology effective with the updated release of Xchange 8 in December, 2001. The Company recorded an impairment charge of $24.2 million at December 31, 2001 to write-off the remaining unamortized balance of the MicroStrategy assets. (See Note 5 in the Company’s Consolidated Financial Statements)

      Conversely, MicroStrategy also agreed to pay the Company up to $10 million for the purchase of the following:

•	Royalty-free right to distribute in MicroStrategy’s Strategy.com ASP environment for 3 1/2 years, the Company’s Xchange eMessaging product to named affiliates of MicroStrategy’s Strategy.com web service. MicroStrategy agreed to pay $100,000 per named affiliate up to a cap of $8 million.

•	Perpetual internal-use and development licenses to use the Company’s Xchange Campaign and Xchange eMessaging products, along with the initial year of support and maintenance, valued at a total of $2.0 million.

      MicroStrategy paid the Company the $8.0 million for the Xchange eMessaging product distribution over the 3 1/2 year term as MicroStrategy designated named affiliates to its Strategy.com web service. The Company recorded the license fee as MicroStrategy designated named affiliates and the payments become due. The Company determined that $100,000 was the fair valve of the Xchange eMessaging product for purposes of revenue recognition based on the published list price for that product and the appropriate historical discount off list price for reseller contracts. The Company is providing support to MicroStrategy under annual maintenance contracts that are billed when MicroStrategy designates affiliates. Revenues under these maintenance contracts are recognized over the period of service. In December 1999, the Company recorded total revenue of $4.5 million when MicroStratgey designated 45 named affiliates for the Xchange eMessaging product through the Strategy.com web service. The Company recorded the remaining $3.5 million of revenue under this contract during 2000 when MicroStrategy designated an additional 35 named affiliates to its Strategy.com web service.

      MicroStrategy paid the Company $2.0 million for the internal-use and development licenses upon the delivery and execution of the license agreements. The Company determined the fair value of these licenses for revenue recognition purposes based on historically established pricing for similar third-party transactions. These products were delivered in January 2000 at which point the product revenue was recognized and the support and maintenance fees were deferred.

     Restructuring and other charges

      In the second, third and fourth quarters of 2001, the Company undertook corrective actions to better align costs with its outlook on near term revenues and to preserve cash. As a result of these actions, the Company recorded a charge of $809,000 to cost of software license fees and a restructuring charge of $19,172,000. The components of these charges were as follows:

	Q2 2001	Q3 2001	Q4 2001	Total

	(in thousands)
Severance	$1,120	$1,119	$786	$3,025
Facilities related	—	2,889	1,690	4,579
Property and equipment	—	1,409	596	2,005
Asset impairment	6,340	2,737	809	9,886
Others	—	250	236	486

Total restructuring and other unusual charges	$7,460	$8,404	$4,117	$19,981

      Severance costs relate to the elimination of 226 managerial and staff positions worldwide, comprising approximately 48% of the beginning of the year workforce in the following areas: 52 in sales and marketing, 71 in research and development, 63 in professional services and 40 in general and administration. Facility related costs relate to the consolidation and abandonment of excess facilities, net of assumed sublease income. Property and equipment relate to non-cash write-offs of excess computer equipment that has been removed from operations as a result of employee reductions and leasehold improvements on leased facilities that were abandoned at various times in the latter half of 2001. Asset impairment relates to the write-off of third-party acquired technology which will not be realized based on the Company’s decision to no longer support an operating system platform, and the write-off of obsolete third-party software originally acquired to be sold as a component of Xchange’s software solution which will not be realized due to the Company’s decision to no longer offer certain product capabilities. Other costs relate primarily to non-cancelable commitments for marketing activities that will not take place as a result of the Company’s cost containment initiatives.

      At December 31, 2001 the Company had the following restructuring accruals:

				Restructuring
		Non-cash	Cash	Accrual at
	Total Charges	Charges	Payments	December 31, 2001

	(in thousands)
Severance	$3,025	$350	$2,430	$245
Facilities related	4,579	—	587	3,992
Property and equipment	2,005	2,005	—	—
Asset impairment	9,886	9,886	—	—
Others	486	—	7	479

Total	$19,981	$12,241	$3,024	$4,716

      All terminations were completed by December 31, 2001. The remaining severance costs will be paid out in installment through April 30, 2002. Facility costs will be paid out through 2005 based on the remaining lease terms of the abandoned facilities. The Company anticipates annualized cash savings of approximately $23 million as a result of the severance, facilities related and other restructuring actions, and annualized non-cash depreciation and amortization expense savings of approximately $800,000.

Results of Operations

      The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items from the Company’s Consolidated Statements of Operations

	Year Ended December 31,

	1999	2000	2001

Revenues:
Software license fees	60.8%	61.8%	48.6%
Services and maintenance	39.2	38.2	51.4

Total revenues	100.0	100.0	100.0

Cost of revenues:

Software license fees	1.0	1.3	3.4
Services and maintenance	23.7	30.0	31.4

Total cost of revenues	24.7	31.3	34.8

Gross margin	75.3	68.7	65.2

Operating expenses:
Sales and marketing	33.6	45.2	62.9
Research and development	22.7	30.8	38.6
General and administrative	11.4	22.9	36.1
Cost of acquisition	3.2	—	—
Amortization of goodwill and other intangibles	—	36.3	37.1
Amortization of MicroStrategy assets	—	32.2	40.2
Impairment of MicroStrategy assets, goodwill and other intangibles	—	124.4	125.6
Restructuring charge	—	—	42.9

Total operating expenses	70.9	291.8	383.3

Income (loss) from operations	4.4	(223.0)	(318.0)

	Year Ended December 31,

	1999	2000	2001

Interest income (expense), net:
Interest income	3.3	1.8	0.4
Interest expense	—	(4.5)	(19.3)

Total interest income (expense), net	3.3	(2.6)	(18.8)
Income (loss) before provision for income	7.7	(225.6)	(336.9)

Provision for income taxes	5.1	(0.0)	(0.1)

Net income (loss)	2.6%	(225.6)%	(337.0)%

     Years Ended December 31, 1999, 2000 and 2001

     Revenues

				% increase (decrease)

	1999	2000	2001	1999 to 2000	2000 to 2001

	(in millions)
Software license fees	$26.3	$38.1	$21.7	44.9%	(43.0)%
Services and maintenance	17.0	23.5	23.0	38.2%	(2.1)%

Total revenue	$43.3	$61.6	$44.7	42.3%	(27.4)%

      Total revenues were $43.3 million, $61.6 million and $44.7 million in 1999, 2000 and 2001 respectively, representing an increase of 42.3% from 1999 to 2000 and a decrease of 27.4% from 2000 to 2001. In 1999, the Company’s top five customers accounted for 37.7% of the total revenues while the Company’s three largest customers accounted for 11.3%, 10.4% and 7.2%, respectively, of the Company’s total revenue. In 2000, the Company’s top five customers accounted for 26.9% of total revenues, while the Company’s three largest customers accounted 10.2%, 7.0% and 3.3% of total revenues. In 2001, the Company’s top five customers accounted for 41.9% of total revenues, while the top three accounted for 25.8%, 4.5% and 4.4% of total revenue.

      In 2000, software license fees increased 44.9%, from $26.3 million in 1999 to $38.1 million in 2000. This increase was due primarily to increased market awareness and acceptance of the Company’s original Campaign product as well as incremental revenue generated by the addition of three new products to the Xchange product suite. During 2000, the Company added Xchange Analytics, Xchange EnAct and Xchange Real time to its product offerings. In addition in 2000, the Company was successful in the distribution of its eMessaging product to value-added services providers as a component of their overall managed service offering. This strategy generated approximately $2.2 million in incremental revenue in 2000 versus 1999. In 2001, software license fees decreased 43.0% from $38.1 million in 2000 to $21.7 million in 2001. The decrease is attributed primarily to: (i) decrease in demand for the Company’s products, (ii) longer sales cycle, and (iii) fewer sales resulting from a general market slowdown for information technology spending.

      In 2000, services and maintenance revenues increased 38.2% from $17.0 million, or 39.2% of total revenues in 1999 to $23.5 million, or 38.2% of total revenues, in 2000. The growth of services and maintenance revenue in 2000 was directly attributable to $3.2 million in additional services engagement revenue and $3.3 million in additional maintenance fees from the Company’s increased base of customers. In 2001, services and maintenance revenues decreased 2.1% from $23.5 million, or 38.2% of total revenues in 2000, to $23.0 million, or 51.4% of total revenues, in 2001. The slight decrease is attributed to a decrease in service engagement revenue of $3.7 million, offset by an increase in eMessaging ASP services revenue of $1.8 million and an increase in maintenance fees of $1.5 million. The decrease in services engagement revenue is related partially to the reduction in software license fees revenue, resulting in reduced software implementation and integration services, and partially to the Company’s strategy of selling software licenses through third-party resellers that perform the services work historically performed by the Company. The increase in eMessaging

ASP services revenue is attributable to the addition of a significant new customer. Maintenance fees increased as a result of increases in the Company’s base of software license customers in the first half of 2001. The Company anticipates the mix of revenue between software license fees and services and maintenance will shift to a higher percentage of software license fees revenue in the future, as the Company strengthens its relationship with third-party software resellers, thereby reducing services engagement revenue opportunities while maintenance revenue will grow at a slower rate resulting from reduced new customer growth in the latter half of 2001.

     Cost of Revenue

				% increase (decrease)

	1999	2000	2001	1999 to 2000	2000 to 2001

	(in millions)
Software license fees	$0.4	$0.8	$1.5	77.2%	(93.6)%
Services and maintenance	10.3	18.5	14.0	79.6%	(24.3)%

Total cost of revenues	$10.7	$19.3	$15.5	80.4%	(19.7)%

      Cost of software license fees is comprised of royalty payments made to third parties for licensed intellectual property included in Xchange software products, and costs associated with software packaging and distribution. The cost of software license fees increased in 2000 by $338,000 or 77.2%, while the cost of software license fees increased as a percentage of software license fees revenue from 1.7% in 1999 to 2.0% in 2000. The increase in both absolute dollars and percentage of software license revenue is attributable to the increase in software licenses fee revenues of 44.9% in 2000 as well as an increase in the third-party royalty components of the Xchange Analytics and Xchange Real Time software products released to customers in 2000. The cost of software license fees increased by $726,000 in 2001, an increase of 93.6% over 2000. Included in the 2001 cost of software license fees was a one-time, non-cash charge of $809,000 related to the write-off of certain assets that are no longer expected to be realized through the incorporation of the technology in future product releases and service offerings due to a repriorization of the Company’s development efforts. Excluding the impact of this unusual charge, 2001 cost of software license fees were $693,000, or 3.2% of software license fees revenue, compared to $776,000, or 2.0% of software license fees revenue in 2000. The increase in the cost of software license fees as a percentage of software license fees revenue is due to an increase in the third-party royalties for components of the Xchange 8 product suite. As the Company migrates from selling its software components individually to selling them combined in the Xchange 8 product suite, it anticipates selling a larger number of third-party software components and, therefore, the cost of revenues as a percentage of software license fee revenue may increase over current levels in the future.

      Cost of service and maintenance consists primarily of personnel, facilities and system costs incurred in providing professional consulting services, training, hosted software services for the Xchange eMessaging software product, and customer support services. Cost of services and maintenance as a percentage of total revenues was 23.7%, 30.0% and 31.4% in 1999, 2000 and 2001, respectively. Cost of services and maintenance as a percentage of services and maintenance revenue was 60.5%, 78.6% and 61.1% in 1999, 2000 and 2001, respectively. During the first half of 2000 the Company made a conscious decision to invest in the infrastructure and capacity of the services organization in anticipation of the continued increase in software transactions and the related services components. The Company experienced an unanticipated slow down in the number of software transactions completed in the second half of 2000 due to general market conditions and poor sales execution, resulting in a decrease in the number services engagements and revenue deliverables. These factors account for the increase in the cost of services and maintenance in 2000 both in terms of absolute dollars and as a percentage of revenue. The Company took corrective actions beginning in the second quarter of 2001 to adjust its infrastructure costs downward to better match a lower anticipated level of services and maintenance revenue. These actions included reducing the headcount of billable consultants, customer support staff and management from 146 at December 31, 2000 to 48 at December 31, 2001, through both employee severance and attrition, as well as rationalizing facility and other infrastructure costs. As a result of these actions, the cost of services and maintenance in 2001 decreased both in terms of absolute dollars and as a percentage of services and maintenance revenue. The Company believes that the cost reduction measures undertaken in the later half of 2001, as well as an anticipated increase in the contribution from higher margin maintenance revenue will result in the cost of services and maintenance decreasing in both absolute dollars and as a percentage of both total and services and maintenance revenues in 2002.

      Overall gross margin percentage decreased from 75.3% in 1999 to 68.7% in 2000 to 65.2% in 2001. The decrease in 2000 is attributed to the Company’s decision to invest in the infrastructure and capacity of the service organization coupled with an unanticipated reduction in revenues due to the general market slow-down and poor sales execution in the second half of 2000. The decrease in 2001 is attributed primarily to a higher contribution of lower margin services and maintenance revenue to total revenue. As a result of its cost containment initiatives and an anticipated improvement in the mix of total revenue to include a higher percentage of license fee revenue the Company anticipates gross margin percentage will improve in 2002.

     Operating Expenses

				% increase (decrease)

	1999	2000	2001	1999 to 2000	2000 to 2001

	(in millions)
Sales and marketing	$14.6	$27.8	$28.1	90.4%	1.1%

      Sales and marketing expenses consist primarily of salaries for sales and marketing personnel, commissions and promotional expenses. In 2000, sales and marketing expenses increased by $13.2 million, or 90.4%, from $14.6 million in 1999 to $27.8 million in 2000. The increase was attributed to investments by the Company in additional sales personnel and other promotional activities in anticipation of continued sales growth in 2000. The number of employees directly involved in the sales and marketing effort increased from 55 at December 31, 1999 to 102 at December 31, 2000. In 2001, sales and marketing expenses increased only slightly, from $27.8 million in 2000 to $28.1 million in 2001. While the Company continued to incur sales and marketing related costs in the first and second quarters of 2001 at approximately the same levels experienced in 2000, it began taking corrective actions late in the second quarter of 2001 to adjust its infrastructure and other sales related costs downward to better match lower anticipated levels of revenue and sales opportunities which resulted from the general market slow-down for information technology spending. These actions included reducing the number of direct salesmen, sales support and management personnel from 102 at December 31, 2000 to 39 at December 31, 2001 through employee severance and attrition, as well as rationalizing facilities and other infrastructure costs and canceling a number of significant marketing related promotional activities. As a result of the Company’s strategy of building stronger relations with third-party software integrators to bolster its distribution opportunities, and to the cost containment activities begun in the later half of 2001, the Company anticipates sales and marketing expenses decreasing both in terms of absolute dollars and as a percentage of revenue in 2002.

				% increase (decrease)

	1999	2000	2001	1999 to 2000	2000 to 2001

	(in millions)
Research and development	$9.8	$19.0	$17.3	93.9%	(8.9)%

      Research and development expenses consist primarily of employee salary and benefits, consultant costs, and equipment and software maintenance costs associated with new product development, enhancement of existing products and quality assurance activities. In 2000, research and development costs increased by $9.2 million, or 93.9%, from $9.8 million in 1999 to $19.0 million in 2000. The increase reflected the Company’s investment in new Xchange products, in particular the Xchange EnAct, Xchange Analytics and Xchange Real Time products which were added to the Company’s product offerings in 2000. Total research and development related headcount increased from 85 at December 31, 1999 to 143 at December 31, 2000. In 2001, research and development costs decreased $1.7 million, or 8.9%, from $19.0 million in 2000 to $17.3 million in 2001. The reduction is related to corrective actions the Company took beginning late in the second quarter of 2001 to reprioritize its investment and commitment to existing and new product offerings and features given its reduced revenue base and need to conserve cash. These actions included reducing research and development, engineering and management personnel from 143 at December 31, 2000 to 63 at December 31, 2001 through employee severance and attrition, reducing the use of third-party consultants and rationalizing facility and other infrastructure related costs. The Company anticipates that as part of its reprioritization of product development activities, research and development costs will decrease both in terms of absolute dollars and as a percentage of total revenue in 2002.

				% increase (decrease)

	1999	2000	2001	1999 to 2000	2000 to 2001

	(in millions)
General and administrative	$4.9	$14.1	$16.1	187.8%	14.2%

      General and administrative expenses consist primarily of salaries and related costs, outside professional fees, provision for uncollectible accounts receivable and equipment and software depreciation costs associated with the finance, legal, human resources, information systems, and administrative functions of the Company. In 2000, general and administrative expenses increased by $9.2 million, or 187.8%, from $4.9 million in 1999 to $14.1 million in 2000. The increase is attributed to an increase in general and administrative headcount from 35 in December 31, 1999 to 76 at December 31, 2000. The Company began to increase its administrative infrastructure in 2000 to accommodate an approximate doubling of its employees and rapid increase in its customer base. The Company also recorded $2.8 million in charges associated with the write-off of specific bad debts, provisions for future bad debts and return allowances, and compensation expense associated with tax exposures on international stock option expenses. In 2001, general and administrative expense increased by $2.0 million, or 14.2%, from $14.1 million in 2000 to $16.1 million in 2001. The increase reflects the full year impact of increases in the administrative infrastructure in the later part of 2000, increases in legal and accounting fees associated with fund raising activities, and provisions for bad debts of approximately $2.4 million. Partially offsetting the increases was the impact of corrective actions the Company took beginning late in the second quarter of 2001 to reduce general and administrative expense in line with the overall reduced infrastructure needs of the Company and need to conserve case. The actions included reducing general and administrative headcount from 76 at December 31, 2000 to 25 at December 31, 2001 through employee severance and attrition and rationalizing facilities and other infrastructure costs. The Company anticipates that as part of its cost containment actions in the later part of 2001, general and administrative expense will decrease both in terms of absolute dollars and as a percentage of total revenue in 2002.

     Cost of acquisition

				% increase (decrease)

	1999	2000	2001	1999 to 2000	2000 to 2001

	(in millions)
Cost of acquisition	$1.4	—	—	(100)%	n/a

      On August 20, 1999, the Company acquired eXstatic. Total costs associated with the acquisition of $1.4 million included approximately $753,000 of non-cash compensation charges associated with stock options, as well as legal and accounting fees incurred by both organizations.

     Impairment of MicroStrategy investment, goodwill and other intangibles

				% increase (decrease)

	1999	2000	2001	1999 to 2000	2000 to 2001

	(in millions)
Impairment of MicroStrategy investment, goodwill and other intangibles	—	$76.6	$56.2	n/a	(26.6)%

      During the fourth quarter of 2000, the Company recorded an impairment charge of $76.6 million related to the goodwill recorded in connection with the acquisition of CA based on its analysis of future discounted cash flows expected to be generated from the CA business. In 2001, the Company took an additional impairment charge of $24.9 related to goodwill and other intangibles recorded in connection with the CA acquisition resulting from the Company’s further analysis of expected cash flows and, ultimately, its decision to discontinue all future sales activity and to sell the CA software technology to Carreker Corporation. In

2001, the Company took an impairment charge of $6.8 million related to the goodwill recorded in connection with the KSP acquisition based on a comparison of a third-party indication of the fair value of the Company to the carrying value of the Company’s long-lived assets. The Company also recorded a $24.5 million impairment charge in 2001 related to the Company’s MicroStrategy assets. See Notes 4 and 5 in the Company’s Consolidated Financial Statements.

     Interest income (expense), net

				% increase (decrease)

	1999	2000	2001	1999 to 2000	2000 to 2001

	(in millions)
Interest income (expense), net	$1.4	$(1.6)	$(8.4)	214.3%	414.9%

      Interest income, net in 1999 related to interest earned on proceeds from the Company’s internal public offering completed in December 1998 and its follow-on public offering completed in June 1999. Interest expense, net in 2000 included $1.1 million of interest income more than offset by $2.7 million in interest expense which was comprised of $2.3 million in non-cash interest expense associated with the MicroStrategy obligation, $248,000 in interest expense associated with capital leases and $195,000 of interests on notes issued in connection with the CA acquisition. Interest expense, net in 2001 was comprised primarily of $3.1 million in non-cash interest expense related to the accretion of discounts on the convertible debentures, $2.2 million in non-cash interest expense related to the convertible debentures, $1.4 million in non-cash interest expense related to the bridge notes and warrants issued to Insight Capital Partners, $681,000 of non-cash interest expense related to the MicroStrategy obligation, $252,000 of interest expense related to the Company’s bank line of credit, $319,000 of interest expense related to the capital leases and $375,000 of interest expense related to notes payable, offset by $191,000 in interest income on excess cash balances.

     Provision for income taxes

				% increase (decrease)

	1999	2000	2001	1999 to 2000	2000 to 2001

	(in millions)
Provision for income taxes	$2.2	—	—	(100)%	n/a

      The Company recorded a provision for income taxes for 1999 of $2.2 million or 67% of income before taxes. The two primary reasons for the high effective tax rate were the $1.4 million of non-tax deductible acquisition costs and $405,000 dollars of non-tax deductible operating losses of eXstatic prior to the August 20, 1999 acquisition date included in the results of operations. Prior to its acquisition eXstatic was structured as a sub-chapter S corporation and, as such, the tax benefit of losses incurred through August 20, 1999 reverted to eXstatic’s principals. Because the acquisition was structured as non-taxable transaction for the eXstatic shareholders, the Company does not expect to realize any tax benefit from eXstatic losses incurred prior to the acquisition.

      The Company recorded a provision for income taxes in 2000 and 2001 for minimum state and foreign income tax requirements. However, no significant provision was recorded for federal, state or foreign income taxes as the Company incurred operating losses in those years. The Company has recorded a full valuation allowance against the deferred tax asset generated as a result of net-operating loss carry-forward incurred prior to 2001 because the Company believes it is more likely than not that these assets will not be realized.

Selected Quarterly Results of Operations

      The following tables present unaudited quarterly consolidated statement of operations data for each quarter in the eight quarters ended December 31, 2001, as well as such data expressed as a percentage of the Company’s total revenues. This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information. The Company believes quarter-to-quarter comparisons of its financial results should not be relied upon as an indication of future performance, and operations results may fluctuate from quarter to quarter in the future.

	Quarter Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2000	2000	2000	2000	2001	2001	2001	2001

	(in thousands)
Consolidated Statement of Operations Data:
Revenues:
Software license fees	$10,262	$13,351	$5,940	$8,517	$9,045	$4,628	$3,623	$4,413
Services and maintenance	4,900	6,287	6,549	5,770	6,715	6,179	5,485	4,623

Total revenues	15,162	19,638	12,489	14,287	15,760	10,807	9,108	9,036

Cost of revenues:

Software license fees	141	221	164	250	203	298	47	953
Services and maintenance	3,343	4,147	5,896	5,089	4,514	4,601	3,205	1,746

Total cost of revenues	3,484	4,368	6,060	5,339	4,717	4,899	3,252	2,699

Gross profit	11,678	15,270	6,429	8,948	11,043	5,908	5,856	6,337

Operating expenses:

Sales and marketing	4,841	6,188	7,424	9,387	10,280	9,448	5,301	3,091
Research and development	3,212	4,576	5,885	5,286	6,221	5,155	3,262	2,614
General and administrative	1,945	2,250	6,356	3,563	4,241	5,417	4,319	2,141
Amortization of goodwill and other intangibles	—	3,506	9,288	9,537	5,130	5,189	3,123	3,124
Amortization of MicroStrategy assets	4,905	5,105	4,906	4,906	4,906	4,906	4,074	4,073
Impairment of MicroStrategy assets, goodwill and other intangibles	—	—	—	76,604	—	19,349	—	36,827
Restructuring charge	—	—	—	—	—	7,460	8,404	3,308

Total operating expenses	14,903	21,625	33,859	109,283	30,778	56,924	28,483	55,178

Income (loss) from operations	(3,225)	(6,355)	(27,430)	(100,335)	(19,735)	(51,016)	(22,627)	(48,841)
Interest income (expense), net	(170)	(303)	(545)	(617)	(541)	(1,671)	(2,523)	(3,684)

Income (loss) before provision for income tax	(3,395)	(6,658)	(27,975)	(109,952)	(20,276)	(52,687)	(25,150)	(52,525)

Provision for income taxes				9	6	6	21	5

Net income (loss)	$(3,395)	$(6,658)	$(27,975)	$(100,961)	$(20,282)	$(52,693)	$(25,171)	$(52,530)

	Quarter Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2000	2000	2000	2000	2001	2001	2001	2001

As a Percentage of Total Revenues:
Revenues:
Software license fees	67.7%	68.0%	47.6%	59.6%	57.4%	42.8%	39.8%	48.8%
Services and maintenance	32.3	32.0	52.4	40.4	42.6	57.2	60.2	51.2

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues:
Software license fees	1.0	1.1	1.3	1.8	1.3	2.8	0.5	10.5
Services and maintenance	22.0	21.1	47.2	35.6	28.6	42.6	35.2	19.3

Total cost of revenues	23.0	22.2	48.5	37.4	29.9	45.3	35.7	29.9

Gross margin	77.0	77.8	51.5	62.6	70.1	54.7	64.3	70.1
Operating expenses:
Sales and marketing	31.9	31.5	59.4	65.7	65.2	87.4	58.2	34.2
Research and development	21.2	23.3	47.1	37.0	39.5	47.7	35.8	28.9
General and administrative	12.8	11.4	50.9	24.9	26.9	50.1	47.4	23.7
Amortization of goodwill and other intangibles	—	17.9	74.4	66.8	32.6	48.0	34.3	34.6
Amortization of MicroStrategy assets	32.4	26.0	39.3	34.3	31.1	45.4	44.7	45.1
Impairment of MicroStrategy assets, goodwill and other intangibles	—	—	—	536.2	—	179.0	—	407.6
Restructuring charge	—	—	—	—	—	69.0	92.3	36.6

Total operating expenses	98.3	110.1	271.1	764.9	195.3	526.7	312.7	610.6

Income (loss) from operations	(21.3)	(32.3)	(219.6)	(702.3)	(125.2)	(472.1)	(248.4)	(540.5)
Interest income (expense), net	(1.1)	(1.5)	(4.4)	(4.3)	(3.4)	(15.5)	(27.7)	(40.8)

Income (loss) before provision for income tax	(22.4)	(33.9)	(224.0)	(706.6)	(128.7)	(487.5)	(276.1)	(581.3)
Provision for income taxes	—	—	—	0.1	0.0	0.1	0.2	0.1

Net income (loss)	(22.4)%	(33.9)%	(224.0)%	(706.7)%	(128.7)%	(487.6)%	(581.3)%	(581.3)%

      Through June 30, 2000 the Company’s revenue had increased in every quarter for the previous ten quarters as the Company continued to realize market acceptance for its products, the continued growth of indirect channel revenues, increases in sales resources and increases in international revenues. In the third quarter of 2000 the Company realized a significant decrease in total revenue resulting from decrease in software license fee revenue due to poor sales execution as well as the impact of contract accounting on some transactions entered in the third quarter of 2000. The impact of the decrease in software license revenue in the third quarter had helped cause the reduced services and maintenance revenue in the fourth quarter of 2000. While the Company experienced modest increases in the total revenue in the fourth quarter of 2000 and first quarter of 2001 due to an improvement in software license fee revenue, the Company experienced a significant revenue decrease in the second quarter of 2001 and subsequent declines in the third and fourth quarters. The declines resulted from fewer new software license deals and related services engagement revenue due to: (i) delays in completing sales resulting from the Company’s efforts to reorganize it’s sales and distributions strategy and personnel to effectively sell its new Xchange 8 product and services suite, (ii) a longer sales cycle, and (iii) a general market slow-down for information technology spending. In the first, second, third and fourth quarters of 2001 one customer, Carreker Corporation, accounted for 25.2%, 36.3%, 16.8% of 23.3% of total revenues, respectively, under an exclusive reseller arrangement. This arrangement ended in December 2001 and the Company does not anticipate any further revenue from this customer. While the Company realized an increase in software license fee revenues in the fourth quarter of 2001, there can be no assurances it will continue to see positive quarterly growth.

      Cost of revenues as a percentage of revenue generally increased during the period from the second quarter of 2000 to the second quarter of 2001 due to a shift in the mix of revenue to a higher percentage of lower margin service and maintenance revenue, and due to the Company’s efforts to expand its services infrastructure and capacity due to anticipated revenue growth which did not materialize. Cost of revenues as a percentage of total revenues improved in the third and fourth quarters of 2001, as a result of corrective actions taken to control costs in response to the short-term revenue forecast. The Company anticipates that the total cost of revenue will decrease both in terms of absolute dollars and as a percentage of revenue in 2002 due to the full year impact of cost saving initiatives and an improvement in the mix of revenue to include a increased percentage of higher margin software license fee revenue.

      Operating expenses, exclusive of impairment and restructuring changes, increased in virtually every quarter presented through the first quarter of 2001, as the Company consciously increased its personnel, facilities and other infrastructure costs in anticipation of continued revenue growth. Overall operating costs, excluding unusual charges, decreased starting in the second quarter of 2001 as the impact of corrective actions to reduce expenses and conserve cash began to take effect.

      The Company’s quarterly and annual operation results have varied significantly in the past and are expected to do so in the future. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as predictors of future performance. See “Risk Factors — Our quarterly operating results may fluctuate significantly and you should not rely on them to predict our future performance.”

     Liquidity and Capital Resources

      Since inception, the Company has financed it’s operations primarily through the sale of equity securities in private placements, the issuance of notes payable to related parties, the issuance of convertible debentures and the sales of common stock as part of its initial public stock offering in December 1998 and its follow-on public stock offering in June 1999. The Company has also utilized $4.2 million of a $5 million secured credit from Silicon Valley Bank (“SVB”). As of December 31, 2001 the Company had $7.0 million in cash and cash equivalents.

      The Company has sustained net losses and negative cash flows from operations in 2000 and 2001. In addition, as of December 31, 2001 the Company has a significant working capital deficit, its bank line of credit matured on April 25, 2002, and certain other notes payable are due in June 2002. The Company’s ability to meet its obligations in the ordinary course of business and to continue as a going concern is dependent on its ability to reduce net operating expenses and refinance its existing obligations, or raise additional financing through public or private equity financing or other sources of financing to fund operations. There is no assurance that the Company will be successful in its efforts to raise additional capital, renegotiate its existing obligations or to sufficiently reduce its operating expenses, all of which may have a material adverse impact on the Company’s solvency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result as the outcome of this uncertainty.

      For the year ended December 31, 2001, net cash used in operating activities was $32.4 million resulting primarily from a loss of $35.0 million before amortization expense and other non-cash charges, offset by a decrease in working capital of $2.6 million.

      Net cash used in investing activities in 2001 of $480,000 was primarily the result of property and equipment purchases of $2.3 million during the first quarter of 2001 related to the increase in headcount and investments in infrastructure, partially offset by a tax refund of $1.1 million related to the CA acquisition which was accounted for as a adjustment to the KSP goodwill balance.

      Net cash provided by financing activities of $31.4 million consisted of $20.0 million in net proceeds from the issuance of convertible debentures, $4.6 million in net proceeds from the sale of Series A Redeemable Convertible Preferred Stock, $6.9 million in net proceeds from the issuance of notes payable to Insight, $4.2 million in net borrowings under the Company’s credit facility, and $250,000 of proceeds from the sale of common stock under our Employee Stock Purchase Plan. These contributions were offset by the repayment of $2.1 million of capital lease obligations and $2.5 million from the repayment of a note payable to former investors of CA.

      On April 16, 2001, the Company received an undertaking letter (the “Undertaking Letter”) from Insight Venture Associates IV, L.L.C. through four of its affiliated funds (collectively “Insight”) under which Insight agreed to provide additional financing to support the Company’s ongoing business operations (the “Additional Financing”). In June 2001, the Company issued a 12% Bridge Promissory Note (the “June Note”) to Insight for a purchase price of $7,000,000. The June Note refinanced previously issued notes to Insight as well as provided an additional $2.5 million in funding. In July 2001, the Company issued senior subordinated secured convertible debentures (the “July Debentures”) to Insight in the principal amount of $12.2 million. The July Debentures refinanced the Company’s obligations under the June Note and provided an additional $5.0 million in funding. In August 2001, the Company issued an additional $15.5 million of senior subordinated secured convertible debentures to Insight and several other investors (the “August Debentures”). In connection with the closing of the sale of the August Debentures, the terms of the July Debentures were modified to be identical to the August Debentures. As of September 30, 2001, Insight had fulfilled its obligation under the terms of the Undertaking Letter. Under Nasdaq Marketplace Rules 4350 (i) shareholder approval is normally required for investments similar to the July Debentures and the August Debentures. However, the Company requested from Nasdaq an exception to this shareholder approval requirement pursuant to Nasdaq Marketplace Rule 4350 (i) (2). Rule 4350 (i) (2) provided that “exceptions may be made upon application to Nasdaq when: (A) the delay in securing shareholder approval would seriously jeopardize the financial viability of the enterprise; and (b) reliance by the company on this exception is expressly approved by the Audit Committee or a comparable body of the Board of Directors.” The Company obtained such exception to the shareholder approval requirements from Nasdaq, citing its immediate need for funds.

      In April 2001, the Company also received a $5.0 million secured credit facility from SVB. Availability under the credit facility is based on a percentage of “eligible receivables”. Eligible receivables are all U.S. dollar based trade receivables, excluding receivables over 90 days past due and receivables from companies in certain Internet related industries. Eligible receivables have averaged approximately 55%-75% of our total outstanding receivables. In addition, the Company must maintain at least $2.0 million in cash or excess borrowing capacity at all times. During 2001, the Company received net proceeds of $4.2 million under the line of credit. The credit facility expires on April 24, 2002. The Company is subject to certain operational and financial covenants under the terms of the agreement. As of December 31, 2001 the Company was in compliance with those covenants.

      On May 3, 2002 the Company secured two credit facilities from SVB. The first replaces the Company’s previous secured credit facility with a $4 million revolving credit facility secured by all the Company’s assets. Availability under the line is based on advances against the Company’s accounts receivable in a similar fashion as the previous secured credit line. The line bears interest at the bank’s prime rate plus 2.5% points and matures in one year. The second line is a $4 million credit facility collateralized by a guarantee by Insight (“Guaranteed Line”). The Guaranteed Line bears interest at the bank’s prime rate plus 0.5% points and matures in one year. In the event of a default on the Guaranteed Line, Insight must purchase, and the Company must sell, notes equal to the then outstanding principal and interest on the collateralized line, the proceeds of which must be used to repay SVB in full. See Note 19 in the Company’s Consolidated Financial Statements.

      On May 2, 2002, the Company announced it had received a preliminary offer from a group led by Insight to acquire the Company. The offer is non-binding and subject to customary conditions, including the execution of definitive agreements. The Company’s Board of Directors has formed a Special Independent Committee to evaluate the offer.

      The Company currently has sales offices in the United Kingdom and Australia, in addition to the United States. The Company’s revenues from international operations have been denominated in foreign currencies which historically have been stable in relation to U.S. dollars. As a result, the gain or loss from foreign currency transactions has not been material to its operating results. As of December 31, 2001, the materials assets and liabilities denominated in foreign currencies include accounts receivable, accounts payable and cash and cash equivalents. While it is anticipated that foreign transactions will continue to be denominated in local currencies, the Company expects to use hedging instruments to offset potential currency exposures arising if its international operations expand into less stable economic environments. Inflation has not had a material impact on the Company financial position or results from operations.

     Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and other Intangible Assets. Statement No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. Statement No. 142 discusses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition and also how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statement. Beginning on January 1, 2002, with the adoption of Statement No. 142, goodwill and certain purchased intangibles existing on June 30, 2001, will no longer be subject to amortization over their estimated useful life. Rather goodwill and certain purchased intangibles will be subject to an assessment for impairment. The provisions of Statement No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company does not anticipate an impairment charge upon adoption.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and the accounting and reporting provisions of Accounting Principals Board (“APB”) Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

RISK FACTORS

      Statements in this report concerning the future results of operations, financial condition and business of the Company are “forward-looking” statements as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934. Investors are cautioned that information contained in these forward-looking statements is inherently uncertain, and that actual performance and results may differ materially due to numerous risk factors. The following are all the risk factors the Company believes are material:

We will require additional financing, which may be difficult to obtain and may dilute our shareholder’s ownership interest.

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

      We began commercial shipment of the initial Xchange Campaign product (previously known as VALEX) in July 1996. We were not a separate company until November 1996. Accordingly, we have only a limited operating history in order to evaluate our business. The risks, expenses and difficulties that an early-stage company like ours faces must be considered. These risks include our ability to:

•	successfully respond to competitive developments;

•	continue to upgrade our products and service offerings; and

•	continue to attract, retain and motivate qualified personnel.

Our quarterly operating results have fluctuated significantly and you should not rely on them to predict our future performance.

      Our quarterly revenues, expenses and operating results may vary significantly from quarter to quarter due to a number of factors, including the continuous evolution of our product offerings, the success or lack thereof we have in selling the Xchange 8 product, the integration of new members of our management team, the market’s acceptance of our products, the market’s tendency or lack thereof to purchase CRM software, and the general economic climate. Therefore, period-to-period comparisons of results of operations should not be relied on as an indication of future performance. Moreover, our operating results may fall below market analysts’ expectations in some future quarters. This could cause the trading price of our common stock to decline.

We will be unable to increase our customer base if new customers do not accept our solutions.

      We currently derive most of our revenues from our Xchange 8 product suite and services related to our CRM solution. We anticipate that these sources will continue to account for a majority of our revenues for the foreseeable future. As a result, our business will suffer if the market does not accept our solutions and our future enhancements of these solutions. If demand for our solutions drops as a result of competition, technological change or other factors, our business could be substantially harmed.

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

      In 1999, 2000 and 2001, our top five customers accounted for 37.7%, 26.9% and 41.9% of total revenues, respectively. We cannot be certain that our current customers will continue to do business with us, that business from existing customers will continue at the levels of previous periods, or that we will be able to do a significant amount of business with new customers. If we lose one of our customers, our revenues could drop more quickly than we could reduce expenses. This could substantially harm our financial results.

Our business will not grow if we do not keep pace with rapidly changing technologies.

      Because the market for our software products is rapidly changing, our future success will depend upon our ability to continue to enhance our current product line. We also must develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. In particular, our business could be harmed by any significant errors or “bugs” in our software shipped to customers, any delay by customers in making purchasing decisions in anticipation of the general availability of new or enhanced products, significant delays in the general availability of our new products or releases, significant problems in the installation or implementation of our new products or releases, or customer dissatisfaction with our new products or releases.

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

      In order to be successful in the future, we must continue to respond promptly and effectively to the challenges of technological change and competitors’ innovations. If we cannot compete successfully with existing or new competitors, we may have to reduce prices on our products, which could lead to reduced profits. We could also lose market share, which would materially and adversely affect our business.

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

If we do not successfully select and maintain relationships with indirect distribution channels, our sales could decline or could grow more slowly than expected.

      We expect to increase the amount of our products that we distribute through various indirect channels. Currently 39% of our products are distributed through various indirect channels. We expect to increase this to approximately 50%. Our future performance will also depend, in part, on our ability to attract organizations that will effectively market and support our products, especially in markets in which we have not previously distributed our products. Furthermore, we are unable to predict the extent to which our distribution partners will be successful in distributing our products. We rely on the marketing and sales efforts of these organizations, many of which also market and sell competitive products. None of our agreements governing the re-seller or co-marketing relationships with these organizations includes any commitments on the part of these organizations to effect any minimum number of sales of our products, or otherwise to provide us with business. The loss of one or more of our relationships with these organizations could have a material adverse effect on our business.

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

      The number of intellectual property claims may increase as the number of competing products grows and the functionality of products in different industry segments overlaps. Although we are not aware that any of our products infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to current or future products. Any of these claims, with or without merit, could be time consuming to address, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, might not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business.

If we do not successfully grow our international operations, our business may not increase as much as necessary.

      We have operations in a number of foreign markets. We currently have customers in more than 33 countries. We believe that we must expand our sales in international markets in order for our business to grow as planned. If we are unable to do so in a timely and effective manner, our growth in international sales will be limited, and our business could be materially adversely affected because it will not grow as planned.

If we do not successfully manage our international operations, our business may suffer.

      As noted earlier, we believe that we must continue to expand our sales in international markets in order for our business to grow as planned. We have begun to translate our products into different languages and character sets, which may be more difficult or expensive to complete than expected. Foreign markets may have longer selling cycles and different product requirements than the United States and we may not be able to successfully adapt our products and methods. In addition, successful management of our international operations will require continued compliance with a variety of foreign laws and regulations, compliance with changes in regulatory requirements, and efficient responses to changes in general economic conditions of foreign markets.

If we do not successfully manage our international finances our business may suffer.

      To operate successfully in foreign markets, we must remain keenly aware of the vagaries of international finance when operating our organization. In particular, items which may affect the operation of our international finances may include longer accounts-receivable payment cycles in certain countries, a variety of different tax structures with which we must comply, and a variety of selling cycles that come into play depending on the market. We must continue to maintain an awareness of these factors if we are to successfully operate in multiple foreign markets.

Currency fluctuations and general economic conditions in our foreign markets may impact our customers’ spending and the value of money owed to us.

      We have made substantial sales to international customers in Australia, Canada, Denmark, Germany, the Netherlands, Sweden, and the United Kingdom. As a result, we have not adopted a policy of hedging foreign currency risks. If economic conditions in our target markets decline, currencies could fluctuate relative to the U.S. dollar, and our customers could reduce their information technology spending.

Our officers, directors and principal stockholders have substantial control over our voting stock and have the ability to make decisions that could cause a negative reaction in the marketplace causing our stock price to fall.

      As of January 2002, our current officers, directors and principal stockholders held approximately 43 percent of our outstanding common stock and voting common stock equivalents. Consequently, this group will be able to exert some control over the outcome of all matters submitted for stockholder action, including the election of members to our Board of Directors and the approval of significant change in control transactions, which may have the effect of delaying or preventing a change in control. Representatives of the existing stockholders constitute all six directors and will therefore have significant influence in directing the actions of the Board of Directors.

We are, and may in the future be, subject to future product liability claims.

      Xchange is currently a defendant in a routine product liability case that is incidental to the normal course of business. We believe that the outstanding claim lacks merit and we are in the process of vigorously defending it. While our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims, it is possible that these provisions may not be effective under the laws of certain jurisdictions. At this time, the total potential product-related liability for any individual claim should not exceed the insurance deductible of $250,000. Although we are fully insured for product-related errors, a successful product liability claim brought against us could have a material adverse effect on our business because it may negatively affect our reputation in the industry and because it may increase the expense of obtaining insurance in the future. Moreover, defending these claims, regardless of merit, could require the time and attention of key internal personnel.

Our common stock price is likely to be volatile.

      The market for securities of most high technology companies, including our common stock, has been highly volatile. It is likely that the market price of the common stock will continue to fluctuate widely in the future. Factors that have affected the trading price of our common stock in the past include responses to quarterly variations in our results of operations, the announcement of new products or product enhancements by us or our competitors, technological innovation by us or our competitors, general market conditions or market conditions specific to particular industries, and changes in earnings estimates by analysts.

We have adopted anti-takeover provisions that could affect the market price of our common stock or our ability to sell our business.

      Certain provisions of our amended and restated certificate of incorporation and our by-laws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Included among these provisions are staggered terms for the Board of Directors, thereby making it difficult for an individual director to vote himself into a control position; the Board of Directors’ authority to issue, at any time, preferred stock that could have the effect of making the financial condition of the Company less attractive in a hostile takeover attempt; and the Board of Directors’ wide latitude regarding tender offers, including its authorization to take into account the non-economic factors of a transaction, such as the potential impact on employees, customers, and/or the communities in which we operate. In addition, certain provisions of Delaware law, and our ability to issue options to purchase common stock pursuant to our stock incentive plans may also have the effect of discouraging, delaying or preventing a sale.

We are, and may in the future be, involved in securities class action litigation.

      Xchange and certain of our current or former officers have been named defendants in two securities class action lawsuits. The first lawsuit, filed on February 21, 2001, was filed on behalf of a purported class of purchasers of our common stock during the period December 8, 1998 through September 29, 2000. We were notified of the second lawsuit via a press release issued on October 26, 2001. We have not yet been formally served with the second lawsuit. Both of these actions seek monetary damages for alleged violations of securities laws; however, at this time, we are unable to ascertain the total damages sought in either claim We believe that we are fully insured for both of these claims, but litigation is inherently uncertain and an adverse resolution of the actions in an amount that exceeds our insurance coverage would require us to recognize an unanticipated expense and to make an unanticipated cash payment for the excess award. Additionally, a successful claim brought against us could have a material adverse effect on our business because it may negatively affect our reputation in the industry and because it may increase the expense of obtaining insurance in the future. Moreover, defending these claims, regardless of merit, could require the time and attention of key management personnel. For further discussion of these lawsuits see “Legal Proceedings” elsewhere in this filing.

We may have difficulty meeting Nasdaq minimum listing requirements.

      The Company received a letter on April 17, 2002 from the Nasdaq staff stating that the Company had failed to file its annual report for the year ended December 31, 2001 in a timely manner as required by Nasdaq Marketplace Rule 4310(c)(14) and as a result its common stock was subject to delisting. At the Company’s request, a hearing will be held before a Nasdaq Listing Qualification Panel to review the staff’s determination. On May 2, 2002, the Company received a letter from the Nasdaq staff stating that the Company has not maintained a minimum market value of $5 million as required by Nasdaq Marketplace Rule 4450(e)(1), and that the Company had until July 31, 2002 to regain compliance. There can be no assurances that the Company will be successful in its pending hearing or will be able to maintain the minimum market value, or any other Nasdaq requirements, which may result in the delisting of the Company’s stock.

We may run out of capital in the near future.

      We require substantial amounts of capital to fund our business operations. The rate at which our capital is utilized is affected by the level of our fixed expenses (including employee related, facility and infrastructure expenses) and variable expenses. In 2000 and 2001, we experienced negative cash flow from operations of $18.5 million and $32.4 million, respectively, and at December 31, 2001 have a working capital deficit of $16.2 million. The Company’s ability to meet its obligations in the ordinary course of business and to continue as a going concern is dependent on its ability to reduce net operation expenses and refinance its existing obligations, or raise additional financing through public or private equity financing or other sources of financing to fund operations. There is no assurance that the Company will be successful in its efforts to raise addition capital, renegotiate its existing obligations or to sufficiently reduce its operating expenses, all of which may have a material adverse impact on the Company’s solvency.

The potential for future acquisitions may divert the attention of key personnel.

      We may continue to pursue acquisitions that provide new technologies, products or service offerings. If any future acquisitions present themselves as potential opportunities, our financial results could suffer if the acquisition activity diverts the attention of management or other key personnel from other business concerns and/or from their ongoing responsibilities to manage the business.

The potential for future acquisitions could present the risk of entering new markets without experienced personnel.

      We may continue to pursue acquisitions that provide new technologies, products or service offerings and may include entrance into new markets that supplement or complement our existing product base. If we were to enter into a market in which we have no or limited prior experience, our financial results could suffer if we are unable to retain the key, experienced personnel of the acquired company.

Potential change in control due to changes in the voting power of our common stock upon the exercise or conversion of certain securities.

      The Company had a Special Meeting of Shareholders on February 27, 2002 at which the shareholders approved a proposal to increase the authorized but unissued shares of common stock, effected by either an increase to the authorized but unissued shares of common stock or by implementing a reverse stock split which would have the effect of increasing the authorized but unissued shares of common stock, and a proposal to allow the holders of the Series A Preferred Stock to vote their full allotment of Preferred Stock shares. The passage of these proposals could lead to a change in control of the Company as it allows for the conversion or exercise, as the case may be, of the July Debentures and the August Debentures and warrants issued pursuant to the financing received by the Company on August 29, 2001, and for the conversion of the Series A Preferred Stock issued in January 2001. Assuming the full conversion of the July Debentures and the August Debentures, warrants, and Series A Preferred Stock, the holders thereof would control approximately 79 percent of the outstanding voting stock of the Company.

Item 7A.     Quantitative and Qualitative Disclosure about Market Risk

      The following discussion about the Company’s market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

      Foreign Currency Exchange Risk. With sales and services offices in the United States, United Kingdom, Australia and Singapore and a global customer base, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results. Historically the Company’s primary exposure has been nondollar-denominated operating expenses and sales by its United Kingdom subsidiary. The introduction of the Euro as a common currency for members of the European Monetary Union, of which the United Kingdom is not a member, occurred in January 1999. To date, the Company has not seen any impact of the Euro on foreign exchange exposure. The Company is prepared to hedge against fluctuations in the British Sterling, Euro, or other foreign currency if the exposure becomes material. As of December 31, 2001 the Company’s material nondollar-denominated assets and liabilities primarily consisted of cash, accounts receivable and accounts payable denominated in British Sterling and Australian dollars.

Item 8.     Financial Statements and Supplementary Data

      The quarterly financial information required by this Item 8 is included in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Exchange Applications, Inc. and subsidiaries:

      We have audited the accompanying consolidated balance sheets of Exchange Applications, Inc., a Delaware corporation, and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exchange Applications, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained net losses and negative cash flows from operations in 2000 and 2001 and has a significant working capital deficit which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts

May 8, 2002

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,

	2000	2001

ASSETS
Current assets:
Cash and cash equivalents	$8,617	$7,074
Accounts receivable, less allowance for doubtful accounts of $1,092 and $967 at December 31, 2000 and 2001, respectively	16,969	7,031
Prepaid expenses and other current assets	4,270	1,874

Total current assets	29,856	15,979
Property and equipment, net	10,413	6,187
Non current assets from MicroStrategy Incorporated transaction (Note 5)	42,406	—
Goodwill	44,980	20,407
Other intangible assets	24,753	375
Other assets	9,899	290

Total assets	$162,307	$43,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,717	$3,961
Accrued expenses	15,916	16,345
Current portion of obligations under capital leases	1,987	1,232
Current portion of MicroStrategy Incorporated obligation (Note 5)	16,833	—
Current portion of note payable to certain former shareholders of Customer Analytics (Note 10)	2,875	2,487
Note payable to Insight Venture Partners (Note 10)	1,500	—
Line of credit (Note 10)	—	4,169
Deferred revenue	8,636	3,975

Total current liabilities	53,464	32,169
Obligations under capital leases, net of current portion	1,091	63
Note payable to certain former shareholders of Customer Analytics, net of current portion	1,965	—
Convertible debentures	—	3,102
Series A redeemable convertible preferred stock	—	5,650
Commitments (Note 11)
Stockholders’ equity:
Preferred stock; $.001 par value — 10,000,000 shares authorized, Zero shares outstanding at December 31, 2000 and 2001.	—	—
Common stock, $.001 par value — 5,000,000 shares authorized; 1,099,012 and 1,152,892 shares issued at December 31, 2000 and 2001, respectively	1	1
Additional paid-in capital	250,688	299,547
Accumulated deficit	(144,502)	(297,030)
Deferred compensation	(204)	—
Other comprehensive income	(196)	(264)
Treasury stock, at cost; 12,219 shares at December 31, 2000 and 2001.	—	—

Total stockholders’ equity	105,787	2,254

Total liabilities and stockholders’ equity	$162,307	$43,238

The accompanying notes are an integral part of these consolidated financial statements.

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share and share amounts)

	Years Ended December 31,

	1999	2000	2001

Revenues:
Software license fees	$26,344	$38,070	$21,709
Services and maintenance	16,957	23,506	23,002

Total revenues	43,301	61,576	44,711

Cost of revenues:
Software license fees(1)	438	776	1,502
Services and maintenance	10,255	18,475	14,046

Total cost of revenues	10,693	19,251	15,548

Gross profit	32,608	42,325	29,163

Operating expenses:
Sales and marketing(1)	14,555	27,840	28,120
Research and development(1)	9,829	18,959	17,251
General and administrative	4,948	14,114	16,119
Cost of acquisition	1,388	—	—
Amortization of goodwill and other intangibles	—	22,331	16,566
Amortization of Microstrategy Incorporated assets	—	19,822	17,959
Impairment of MicroStrategy assets, goodwill and other intangibles	—	76,604	56,176
Restructuring charge	—	—	19,172

Total operating expenses	30,720	179,670	171,363

Income (loss) from operations	1,888	(137,345)	(142,200)
Interest income (expense), net:
Interest income	1,440	1,109	191
Interest expense	(10)	(2,744)	(8,610)

Total interest income (expense), net	1,430	(1,635)	(8,419)

Income (loss) before provision for income taxes	3,318	(138,980)	(150,619)
Provision for income taxes	2,220	9	38

Net income (loss)	1,098	(138,989)	(150,657)
Accretion of discount and dividends on preferred stock	—	—	1,871

Net income (loss) applicable to common stockholders	$1,098	$(138,989)	$(152,528)
Net income (loss) per share (Note 2(b)):
Basic net income (loss) per share applicable to common stockholders	$1.49	$(145.22)	$(136.90)
Basic weighted average common shares outstanding	737,190	957,087	1,114,127

Diluted net income (loss) per share applicable to common stockholders	$1.25	$(145.22)	$(136.90)
Diluted weighted average common shares outstanding	881,104	957,087	1,114,127

(1)	Cost of software license fees, sales and marketing expenses, and research and development expenses are stated exclusive of amortization of assets and acquired technology from the MicroStrategy transaction. See Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS’ EQUITY

	Series A
	Redeemable Convertible
	Preferred Stock		Common Stock

	Number of		Number of	$.001	Paid-in
	Shares	Amount	Shares	Par Value	Capital

	(in thousands, except share amounts)
Balance, December 31, 1998	—	$—	697,710	$1	$31,698

Exercise of common stock options	—	—	33,603	—	1,369
Compensation expense associated with stock options	—	—	—	—	753
Issuance of common stock in follow on public offering, net of offering costs	—	—	66,667	—	20,009
Conversion of convertible debt	—	—	3,802	—	850
Cumulative translation adjustment	—	—	—	—	—
Stock subscription to MicroStrategy, Incorporated	—	—	—	—	—
Tax benefit of stock options exercised	—	—	—	—	2,213
Unrealized gain on marketable securities	—	—	—	—	—
Net income	—	—	—	—	—
Comprehensive net loss for the year ended December 31, 1999	—	—	—	—	—

Balance December 31, 1999	—	$—	801,782	$1	$56,892

Exercise of common stock options		—	65,652	—	5,617
Issuance of common stock under ESPP	—	—	1,111	—	272
Compensation expense associated with stock options	—	—	—	—	(101)
Repayment of founder’s loan	—	—	—	—	—
Issuance of common stock to Microstrategy, Inc.	—	—	54,351	—	37,500
Issuance of common stock in connection with acquisition of Knowledge Stream Partners, Inc.	—	—	27,393	—	39,566
Issuance of common stock in connection with acquisition of Customer Analytics Inc.	—	—	148,723	—	110,942
Unrealized gain on marketable securities	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—
Net loss	—	—	—	—	—
Comprehensive net loss for the year ended December 31, 2000	—	—	—	—	—

Balance December 31, 2000	—	$—	1,099,012	$1	$250,688

Issuance of Series A redeemable convertible preferred stock, net of offering costs of $637,811	4,157,788	4,587	—	—	—
Conversion of note payable to Insight Venture Partners into Series A redeemable convertible preferred stock	1,187,837	1,500	—	—	—
Beneficial conversion feature of Series A redeemable convertible preferred stock	—	(2,094)	—	—	2,094
Accretion of preferred stock dividends and amortization of original issuance discounts	—	1,657	—	—	214
Issuance of shares to settle Microstrategy, Inc obligation	—	—	32,073	—	17,512
Exercise of common stock options	—	—	9,746	—	171
Issuance of common stock under ESPP	—	—	12,061	—	251
Beneficial conversion feature of convertible debentures	—	—	—	—	12,184
Issuance of warrants to Insight Venture Partners	—	—	—	—	16,389
Issuance of warrants to Silicon Valley Bank	—	—	—	—	153
Compensation expense associated with stock options	—	—	—	—	(109)
Cumulative translation adjustment	—	—	—	—	—
Net loss	—	—	—	—	—
Comprehensive net loss for the year ended December 31, 2001	—	—	—	—	—

Balance December 31, 2001	5,345,625	$5,650	1,152,892	$1	$299,547

The accompanying notes are an integral part of these consolidated financial statements.

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED

STOCK AND STOCKHOLDERS’ EQUITY — (Continued)

				Other
	Accumulated	Due from	Deferred	Comprehensive	Stock		Comprehensive
	Deficit	Officer	Compensation	Income	Subscription	Total	Income (loss)

	(in thousands, except share amounts)
Balance, December 31, 1998	$(6,611)	$(125)	$(800)	$38	$—	$24,201

Exercise of common stock options	—	—	—	—	—	1,369
Compensation expense associated with stock options	—	—	283	—	—	1,036
Issuance of common stock in follow on public offering, net of offering costs	—	—	—	—	—	20,009
Conversion of convertible debt	—	—	—	—	—	850
Cumulative translation adjustment	—	—	—	9	—	9	$9
Stock subscription to MicroStrategy, Inc.	—	—	—	—	20,000	20,000
Tax benefit of stock options exercised	—	—	—	—	—	2,213
Unrealized gain on marketable securities	—	—	—	(73)	—	(73)	(73)
Net income	1,098	—	—	—	—	1,098	1,098

Comprehensive net income for the year ended December 31, 1999	—	—	—	—	—	—	$1,034

Balance December 31, 1999	$(5,513)	$(125)	$(517)	$(26)	$20,000	$70,712

Exercise of common stock options	—	—	—	—	—	5,617
Issuance of common stock under ESPP	—	—	—	—	—	272
Compensation expense associated with stock options	—	—	313	—	—	212
Repayment of founder’s loan	—	125	—	—	—	125
Issuance of common stock to Microstrategy, Inc.	—	—	—	—	(20,000)	17,500
Issuance of common stock in connection with acquisition of Knowledge Stream Partners, Inc	—	—	—	—	—	39,566
Issuance of common stock in connection with acquisition of Customer Analytics Inc.	—	—	—	—	—	110,942
Unrealized gain on Marketable securities	—	—	—	65	—	65	65
Cumulative translation adjustment	—	—	—	(235)	—	(235)	(235)
Net loss	(138,989)	—	—	—	—	(138,989)	(138,989)

Comprehensive net loss for the year ended December 31, 2000	—	—	—	—	—	—	$(139,159)

Balance December 31, 2000	$(144,502)	$—	$(204)	$(196)	$—	$105,787

Issuance of Series A redeemable convertible preferred stock, net of offering costs of $637,811	—	—	—	—	—	—
Conversion of note payable to Insight Venture Partners into Series A redeemable convertible preferred stock	—	—	—	—	—	—
Beneficial conversion feature of Series A preferred stock	—	—	—	—	—	2,094
Accretion of preferred stock dividends and amortization of original issuance discounts	(1,871)	—	—	—	—	(1,657)
Issuance of shares to settle Microstrategy, Inc obligation	—	—	—	—	—	17,512
Exercise of common stock options	—	—	—	—	—	171
Issuance of common stock under ESPP	—	—	—	—	—	251
Beneficial conversion feature of convertible debentures	—	—	—	—	—	12,184
Issuance of warrants to Insight Venture Partners	—	—	—	—	—	16,389
Issuance of warrants to Silicon Valley Bank	—	—	—	—	—	153
Compensation expense associated with stock options	—	—	204	—	—	95
Cumulative translation adjustment	—	—	—	(68)	—	(68)	(68)
Net loss	(150,657)	—	—	—	—	(150,657)	(150,657)

Comprehensive net loss for the year ended December 31, 2001	—	—	—	—	—	—	$(150,725)

Balance December 31, 2001	$(297,030)	$—	$—	$(264)	—	$2,254

The accompanying notes are an integral part of these consolidated financial statements.

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	1999	2000	2001

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$1,098	$(138,989)	$(150,657)
Adjustments to reconcile net income (loss) to net cash provided (used in) provided by operating activities:
Non cash interest related to notes payable to Customer Analytics shareholders	—	58	108
Non-cash interest related to Microstrategy Obligation	—	2,301	681
Non-cash interest related to Insight bridge notes and warrants	—	—	1,823
Non-cash interest related to convertible debentures	—	—	5,243
Non-cash interest related to warrants issued to Silicon Valley Bank	—	—	93
Amortization of goodwill and other intangibles	—	22,331	16,566
Amortization of MicroStrategy Inc. assets	—	19,822	17,959
Impairment of MicroStrategy Inc. assets, goodwill and other intangible assets	—	76,604	56,176
Non-cash restructuring charges	—	—	12,241
Depreciation and other amortization	1,600	3,716	4,698
Compensation expense associated with stock options	1,036	212	95
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,678)	4,381	9,938
Prepaid expenses and other current assets	(2,130)	(1,328)	810
Accounts payable	850	1,161	(1,806)
Accrued expenses	(1,032)	(3,875)	(1,725)
Deferred revenue	5,101	(4,866)	(4,661)

Net cash provided by (used in) operating activities	2,845	(18,472)	(32,418)

Cash flows from investing activities:
Cash acquired	—	72	—
Purchase and sale of marketable securities	(3,864)	19,524	—
Purchases of property and equipment	(3,595)	(4,803)	(2,310)
Proceeds from the sale of property, equipment and improvements	—	—	118
MicroStrategy Incorporated cash payment	(10,000)	—	—
(Increase) decrease in other assets	13	(8,763)	1,713

Net cash provided by (used in) investing activities	(17,446)	6,030	(479)

Cash flows from financing activities:
Repayments under capital leases	(380)	(898)	(2,105)
Repayments of note payable to Customer Analytics shareholders		—	(2,460)
Due from officer	—	125	—
Proceeds from note payable to Insight Venture Partners	—	1,500	6,866
Exercise of common stock options	1,369	5,617	171
Issuance of common stock under ESPP	—	272	251
Issuance of convertible debt	850	—	19,943
Proceeds for Series A redeemable convertible preferred stock	—	—	4,587
Proceeds from line of credit	—	—	4,169
Tax benefit from exercise of common stock options	2,213	—	—

	Years Ended December 31,

	1999	2000	2001

	(in thousands)
Issuance of common stock in follow-on public offering, net of offering costs	20,009	—	—

Net cash provided by financing activities	24,061	6,616	31,422

Effect of exchange rate changes on cash and cash equivalents	8	(235)	(68)

Net increase (decrease) in cash and cash equivalents	9,468	(6,061)	(1,543)

Cash and cash equivalents, beginning of year	5,210	14,678	8,617

Cash and cash equivalents, end of year	$14,678	$8,617	$7,074

Supplemental disclosure of cash flow information:
Cash paid for interest	$13	$153	$576

Cash paid for income taxes	$104	$239	$16

Supplemental disclosure of non-cash financing and investing activities:
Equipment acquired under capital lease	$—	$3,000	$322

Accretion of dividends on Series A redeemable convertible preferred stock	$—	$—	$917

Accretion of discount on issuance of Series A redeemable convertible preferred stock	$—	$—	$954

Conversion of Insight note payable into Series A redeemable convertible preferred stock	—	—	$1,500

Conversion of Insight notes payable into convertible debentures	—	—	$7,000

Issuance of common stock related to stock subscription and to settle obligation to MicroStrategy, Inc. and related interest	$—	$37,500	$17,512

Conversion of convertible debt to common stock	$850	$—	$—

Technology rights acquired for MicroStrategy Inc. obligation	$32,030	$—	$—

Technology rights acquired for subscription stock	$20,000	$—	$—

In connection with the acquisition of Knowledge Stream Partners on March 31, 2000, the following non-cash transaction occurred:
Fair value of assets acquired, net of cash acquired	$—	$43,205	$—
Issuance of common stock and stock options	—	(39,896)	—
Acquisition costs	—	(430)	—
Cash acquired	—	49	—

Liabilities assumed related to acquisitions	$—	$2,928	$—

In connection with the acquisition of Customer Analytics, Inc. on June 30, 2000, the following non-cash transaction occurred:
Fair value of assets acquired, net of cash acquired	$—	$139,295	$—
Issuance of common stock and stock options	—	(110,942)	—
Acquisitions costs	—	(2,819)	—
Cash acquired	—	23	—

Liabilities assumed related to acquisition	$—	$25,557	$—

The accompanying notes are an integral part of these consolidated financial statements.

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Background and Basis of Presentation

      Exchange Applications, Inc. and its subsidiaries (“Xchange or the “Company”), doing business as Xchange Inc., provides Customer Relationship Management (“CRM”) solutions that help companies earn a greater share of their customers’ business through relevant, personalized customer communications. Xchange provides an open-platform CRM software and services solution that enables clients to customize offers based on profile information, synchronize offers across all customer channels in real-time and track the responses. This solution provides companies with the opportunity to improve their acquisition and retention of customers and increase customer relationship profitability.

      On August 20, 1999, the Company acquired eXstatic Software, Inc. (formerly known as Gino Borland, Inc.) (“eXstatic”) a company that develops and markets software solutions that enable businesses to plan, create and execute highly personalized, permission-based email communications based on customer profiles. This merger has been accounted for as a pooling of interests and, accordingly, the historical results of operations have been restated to reflect the results of eXstatic on a combined basis (See Note 3).

      The Company has sustained net losses and negative cash flows from operations in 2000 and 2001. In addition, as of December 31, 2001 the Company has a significant working capital deficit, its bank line of credit matures on April 25, 2002, and certain other notes payable are due in June 2002. (Current development are discussed in Note 19 — Subsequent Events.) The Company’s ability to meet its obligations in the ordinary course of business and to continue as a going concern is dependent on its ability to reduce net operating expenses and refinance its existing obligations, or raise additional financing through public or private equity financing or other sources of financing to fund operations. There is no assurance that the Company will be successful in its efforts to raise additional capital, renegotiate its existing obligations or to sufficiently reduce its operating expenses, all of which may have a material adverse impact on the Company’s solvency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result as the outcome of this uncertainty.

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

     (b) Net Income (Loss) Per Share

      The Company computes earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic net income (loss) per common share for the years ended December 31, 1999, 2000 and 2001 is calculated by dividing the net loss applicable to common stockholders by the weighted average number of vested common shares outstanding.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted weighted average common shares outstanding:

	Year Ended December 31,

	1999	2000	2001

Weighted average common shares outstanding	738,154	957,087	1,114,129
Less: weighted average unvested common shares outstanding	965	—	—

Basic weighted average common shares outstanding	737,189	957,087	1,114,129
Potential common shares from stock options and unvested common stock	143,915	—	—

Diluted weighted average common shares outstanding	881,104	957,087	1,114,129

Pro forma:

      Diluted weighted average shares outstanding at December 31, 2000 and 2001 exclude the potential common shares from stock options, unvested common stock and convertible preferred stock, because to include such shares would have been antidilutive. As of December 31, 2000 and 2001, 149,889 and 5,700,693 potential common shares were outstanding, respectively.

     (c) Cash Equivalents and Marketable Securities

      Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at amortized cost, which approximates fair market value. The Company accounts for marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s short-term and long-term marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholder’s equity. As of December 31, 2000 and December 31, 2001, the Company had no marketable securities and no unrealized gains (losses).

     (d) Long-Lived Assets

      In accordance with the provisions of SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company evaluates the realizability of its long-lived assets periodically based on projected future cash flows. As of December 31, 2000 and 2001, the Company’s long-lived assets consisted of technology acquired from third parties, goodwill and other intangible assets from acquisitions, and fixed assets. In December 2000, the Company determined that a reduction in the carrying value of certain intangible assets related to the Customer Analytics (“CA”) acquisition was required and the assets were written down accordingly. In 2001, the Company determined that the CA acquisition intangible assets were further impaired necessitating a further write-down and that an impairment charge was required on the intangible assets related to the Knowledge Stream Partners acquisition (see Note 4). The Company also determined that a reduction in the carrying value of the Company’s investment in MicroStrategy assets was required and the asset was write-down accordingly (see Note 5). As of December 31, 1999, 2000 and 2001, the Company determined that no other material adjustments to the carrying value of its long-lived assets was required.

     (e) Software Development Costs

      The Company’s software products are highly technical and require a significant engineering and development effort. Cost incurred in the development of computer software to be sold have been expensed as research and development costs in the accompanying consolidated statement of operations, in accordance with SFAS No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed.

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Costs incurred subsequent to the attainment of technological feasibility are insignificant and accordingly have been charged to research and development expense.

     (f) Income Taxes

      The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. This statement requires the Company to recognize a current tax liability or asset for current taxes payable or refundable and to record a deferred tax asset or liability for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. A deferred tax provision or benefit results from the net change in deferred tax assets and liabilities during the year. A deferred tax valuation allowance is required if it is “more likely than not” that all or a portion of the recorded deferred tax assets will not be realized.

     (g) Financial Instruments

      Financial instruments consist principally of cash equivalents, accounts receivable, accounts payable, notes payable, obligations due to MicroStrategy and convertible debentures. With the exception of the convertible debentures, the estimated fair value of these financial instruments approximates their carrying value. Management estimates the fair market value of the convertible debentures to be $23.5 million at December 31, 2001 based on the market value of the underlying common shares and warrants on an as-converted basis. (See Note 10(b)(iv)).

     (h) Off-Balance Sheet and Concentration of Credit Risk

      The Company has no significant off-balance-sheet risk such as significant foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash equivalents and accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. The Company performs periodic credit evaluations of its customers and has recorded allowances for estimated losses.

     (i) Foreign Currency

      The functional currencies of the Company’s wholly owned subsidiaries in the United Kingdom and Australia are the local currencies. The financial statements of the subsidiaries are translated to U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues, cost of revenues and expenses. Translation gains and losses are deferred and accumulated as a component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not significant during the periods presented.

     (j) Revenue Recognition

      The Company recognizes revenue based on the provisions of Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, Statement of Position, (SOP), No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-4 and SOP No. 98-9, and the provisions of SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

      Software license fee revenues are generated from licensing the rights to the use of the Company’s packaged software products. Services and maintenance revenues are generated from sales of maintenance, consulting, training and hosting services performed for customers that license the Company’s products. The Company has concluded that effective with the new generation of Xchange Analytics and Xchange Real Time, certain of the implementation services related to these products are essential to the customer’s use of

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the packaged software products. Similarly, the implementation services for the Company’s Xchange EnAct product is essential to the customer’s use of those packaged software products. For sales of these products where the Company is responsible for implementation, the Company recognizes revenue for these arrangements following the percentage-of-completion method over the implementation period. Percentage of completion is measured by the percentage of implementation hours incurred to date compared to estimated total implementation hours. This method is used because management has determined expended hours to be the best measure of progress on these engagements. In situations where the Company is not responsible for implementation services, or where the product configuration being delivered does not require the implementation services deemed to be essential to the customer’s use of the software, the Company recognizes revenue on delivery of the packaged software if there is persuasive evidence of an arrangement, collection is probable, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fees to all undelivered elements of the arrangement.

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

     (l) New Accounting Standards

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. SFAS 142 discusses how intangible assets that are acquired should be accounted for in financial statements after they have been initially recognized in the financial statements. Beginning on January 1, 2002, with the adoption of SFAS 142, goodwill and certain purchased intangibles existing on June 30, 2001, will no longer be subject to amortization over their estimated useful life. Rather goodwill and certain purchased intangibles will be subject to an assessment for impairment. The provisions of SFAS 142 are required to be

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applied starting with fiscal years beginning after December 15, 2001. The Company does not anticipate an impairment charge upon adoption.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement, it is required that one accounting model be used for long-lived assets to be disposed of by sales, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of this statement on its results of operations or financial position.

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

     (o) Comprehensive Income (Loss)

      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances and non-owner sources, including foreign currency translation adjustments and unrealized gains (losses) on marketable securities. For the years ended December 31, 1999, 2000 and 2001, the difference between other comprehensive income (loss) and net income (loss) was ($64,000), ($170,000) and ($68,000), respectively.

     (p) Reclassifications

      Certain items in the prior-year financial statements have been reclassified to conform to the current-year presentation.

(3) Acquisitions

     (a) Acquisition of eXstatic Software, Inc.

      On August 20, 1999, the Company acquired eXstatic, a company that develops and markets software solutions that enable businesses to plan, create and execute highly personalized, permission-based email communications based on customer profiles. The Company exchanged 40,486 shares of its common stock for all the outstanding shares of eXstatic common stock, and exchanged options to purchase 9,261 shares of the Company’s common stock for all the outstanding options of eXstatic. This acquisition has been accounted for as a pooling of interests, and, accordingly, the historical results of operations have been restated to reflect the results of eXstatic on a combined basis for all periods presented.

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents a reconciliation of net revenues and net income (loss) previously reported by the Company to those incorporated in the accompanying consolidated financial statements (in thousands):

For the Six
Months Ended
June 30, 1999

(unaudited)
Net revenues
Exchange Applications	$18,365
eXstatic Software	358

Combined net revenues	$18,723

Net income (loss)
Exchange Applications	$1,214
eXstatic Software	(408)

Combined net income (loss)	$806

     (b) Acquisition of Knowledge Stream Partners, Inc.

      On March 31, 2000, the Company acquired Knowledge Stream Partners, Inc. (“KSP”), a Company that specializes in consulting and software development for advanced data mining and online/offline analytics. The Company exchanged 27,393 shares of its common stock for all the outstanding shares of common stock of KSP. In addition, the Company assumed all of the outstanding employee stock options of KSP, which converted into options to acquire 4,495 shares of the Company’s common stock. As of the date of the consummation of the acquisition, the common stock issued by the Company and the converted stock options had a market value of $39,896,000 based on a per share value of $1,587.60. The aggregate purchase price of $43,254,000 consisted of the following (in thousands):

Description	Amount

Liabilities assumed	$2,928
Acquisition costs	430
Common stock and stock options	39,896

Total purchase price	$43,254

      The purchase price was allocated based upon the fair value of the identified assets acquired. These allocations represent the fair values determined by an independent appraisal. The allocation has resulted in acquired goodwill of $41,869,000, which is being amortized on a straight-line basis over a five-year period. The Company has also allocated $900,000 to the assembled work force acquired from KSP as determined by the independent appraisal, which is being amortized on a straight-line basis over a three-year period. The purchase price was allocated to the acquired assets as follows (in thousands):

Description	Amount

Current assets	$233
Property and equipment	252
Assembled workforce	900
Goodwill	41,869

$43,254

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     (c) Acquisition of Customer Analytics, Inc.

      In June 2000, the Company acquired Customer Analytics, Inc. (“CA”), a company that specializes in the development and licensing of marketing campaign management solutions targeted at the local branch level. The Company exchanged 148,723 shares of its common stock for all the outstanding shares of common stock of CA; 25,387 of these shares issued were placed into escrow as security for indemnification obligations pursuant to the merger agreement. In addition, the Company assumed all of the outstanding employee stock options of CA, which converted into options to acquire 23,826 shares of the Company’s common stock. As of the date of the consummation of the acquisition, the common stock issued by the Company and the issued stock options had a market value of $110,942,000 based on a per share value of $666.00. The aggregate purchase price of $139,318,000 consisted of the following (in thousands):

Description	Amount

Liabilities assumed	$25,557
Acquisition costs	2,819
Common stock and stock options	110,942

Total purchase price	$139,318

      Included in acquisition cost was severance for employees of CA who were terminated in connection with the acquisition totaling $2,326,000. The Company paid $1,599,000 and $641,000 of the severance owed to employees during the years ended December 31, 2000 and 2001, respectively. The remaining severance payment will be paid to employees in installments through June 2002. The purchase price was allocated based upon the fair value of the identified assets acquired. These allocations represent the fair values determined by an independent appraisal. The allocation has resulted in acquired goodwill of $96,449,000, which is being amortized on a straight-line basis over a five-year period The Company has also allocated $3,700,000 to the assembled work force, $8,000,000 to the customer base and $17,750,000 to purchased technology and technological know-how acquired from CA as determined by the independent appraisal, which are being amortized on a straight-line basis over a three-year period. The purchase price has been allocated to the acquired assets as follows (in thousands):

Description	Amount

Current assets	$11,919
Property and equipment	1,500
Assembled workforce	3,700
Acquired technology	17,750
Customer base	8,000
Goodwill	96,449

Total purchase price	$139,318

      See Note 4 for further discussion related to the acquired intangibles.

     (d) Pro forma Financial Information

      The following unaudited proforma financial information presents the combined results of operations of CA and KSP as if the acquisitions had occurred on January 1, 1999. The pro forma data are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations for future periods or the results that actually would have occurred had KSP and CA been a combined company during the specified periods.

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following unaudited proforma information presents a summary of consolidated results of operations as if the acquisition had occurred on January 1, 1999:

	Twelve Months Ended

	1999	2000

	(in thousands, except per
	share data)
Revenues	$64,512	$75,326
Net Loss	(47,236)	(161,678)
Basic and diluted net loss per share	(51.60)	(143.40)
Basic and diluted weighted average common shares outstanding	913,305	1,127,347

(4) Intangible Assets and Goodwill

      Intangible assets and goodwill related to the KSP acquisition consisted of the following at December 31, 2001 (in thousands):

			Accumulated	Impairment
	Estimated Life	Original Value	Amortization	Charge	Balance

	(in thousands)
Goodwill	5 years	$41,869	$14,669	$6,793	$20,407
Assembled workforce	3 years	900	525	—	375

		$42,769	$15,194	$6,793	$20,782

      The Company recorded goodwill and other intangible assets of $124.8 million in connection with the CA acquisition. The Company amortized goodwill and other intangibles related to the acquisition of CA using a straight-line method over periods ranging from three to five years. Amortization expense related to the CA intangible assets totaled $ 15.9 million in 2000 and $7.4 million in 2001. During the fourth quarter of 2000, the Company determined that an impairment in the carrying value of the assets related to the CA acquisition had occurred and reduced the carrying value of assets related to CA to the fair value based on the discounted future cash flows. As a result, the Company recorded an impairment of goodwill of $76.6 million in 2000. In 2001, the Company determined that further impairment to the carrying value had occurred as the Company made the strategic decision to no longer sell or support the software products underlying the original CA acquisition. During 2001, the Company licensed and ultimately sold the software technology which was underlying the CA acquisition to Carreker Corporation. As a result, the Company recorded impairment charges of $24.9 million in 2001 to write-off the remaining unamortized balance of the CA goodwill and intangible assets.

      During the fourth quarter of 2001, in response to continuing negative operating trends, the Company determined that the remaining goodwill balance was impaired based upon a third party indication of value of the Company as a whole. The Company recorded an additional impairment of the carrying value of such goodwill in the amount of $6.8 million.

      In connection with the Company’s adoption of SFAS 141 on January 1, 2002 the unamortized balance of the assembled workforce will be classified as goodwill. The carrying value of goodwill will not be amortized beginning on January 1, 2002, but will be subject to annual impairment testing. The Company does not anticipate an impairment charge upon adoption.

(5) Transactions with MicroStrategy, Inc.

      In December 1999, the Company entered into a strategic alliance relationship with MicroStrategy, Inc. (“MicroStrategy”), resulting in a series of transactions between the two companies. MicroStrategy’s products help businesses analyze customer data in order to create intelligent marketing campaigns. The Company

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounted for these transactions as monetary exchanges and recorded them at the fair value of the elements exchanged.

      The Company agreed to pay MicroStrategy an aggregate of $65 million in cash and the Company’s common stock over two years commencing in December 1999. In return, the Company received the following:

Technology licenses — The Company received licenses for MicroStrategy’s products for the purpose of developing new products using MicroStrategy technology along with distribution rights to the MicroStrategy applications incorporated as part of an CRM solution on a royalty-free basis for 42 months. The total consideration for these licenses was $30 million and consisted of a cash payment of $10 million in December 1999 and a stock subscription for $20 million, which was settled by the Company in January 2000 through the issuance of 27,491 shares of the Company’s common stock.

Research and development workforce — The Company received the services of a dedicated research and development workforce from MicroStrategy for a 3 1/2 year term to develop new products using MicroStrategy’s technology.

Prepaid co-marketing services — The Company received $5 million in co-marketing services from MicroStrategy in the form of joint advertising and promotion support over a period of 18 months.

      The total consideration for the research and development workforce and the prepaid co-marketing costs was $35 million and was payable in either cash or the Company’s common stock, at the Company’s option, on a quarterly basis over two years beginning in June 2000. Under the terms of the agreement, the per share price used to calculate the number of shares issued to settle any quarterly payment made in stock is limited to a high and low stock price of $979.80 and $587.70, respectively. The Company issued 26,860 and 32,073 shares of common stock in 2000 and 2001, respectively, in full settlement of the obligation plus all accrued interest.

      The Company capitalized as a non current asset the present value of the future payment obligations to MicroStrategy, totaling $62.0 million, and amortized this asset to operations over the terms of the underlying arrangements, which is approximately 18 to 42 months. The following represent is the components of the amortization of the MicroStrategy assets in 2000 and 2001:

	For the Twelve Months
	Ended December 31,

	2000	2001

	(in thousands)
Technology licenses	$8,342	$8,147
Research and development workforce	8,147	8,147
Prepaid co-marketing service	3,333	1,665

Total amortization of MicroStrategy assets	$19,822	$17,959

      In the fourth quarter of 2001, as a result of decreased market demand for MicroStrategy technology and MicroStrategy’s inability to continue to support the product, the Company made the strategic decision to discontinue the use of MicroStrategy technology effective with the updated release of Xchange 8 in December, 2001. The Company recorded an impairment charge of $24.5 million at December 21, 2001 to write-off the remaining unamortized balance of the MicroStrategy asset.

      Also in December 1999, MicroStrategy entered into a valued added reseller agreement and a software license agreement with the Company whereby they will receive the following licenses from the Company:

Royalty-Free Distribution License — MicroStrategy received a royalty-free right to distribute in their Strategy.com ASP environment for 3 1/2 years the Company’s Xchange eMessaging product to named affiliates of MicroStrategy’s Strategy.com web service. MicroStrategy agreed to pay $100,000 per named affiliate up to a cap of $8.0 million.

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Internal-use and development licenses — MicroStrategy received perpetual internal-use and development licenses to use the Company’s products, along with the initial year of support and maintenance, valued at a total of $2.0 million.

MicroStrategy paid the Company the $8.0 million for the Xchange eMessaging product distribution over the 3 1/2 year term as MicroStrategy designated named affiliates to its Strategy.com web service. The Company recorded the license fee as MicroStrategy designated named affiliates and the payments become due. The Company determined that $100,000 was the fair value of the Xchange eMessaging product for purposes of revenue recognition based on the published list price for that product and the appropriate historical discount off list price for reseller contracts. The Company is providing support to MicroStrategy under annual maintenance contracts that are billed when MicroStrategy designates affiliates. Revenues under these maintenance contracts are recognized over the period of service. In December 1999, the Company recorded total revenue of $4.5 million when MicroStrategy designated 45 named affiliates for the Xchange eMessaging product through the Strategy.com web service. The Company recorded the remaining $3.5 million of revenue under this contract during 2000 when MicroStrategy designated and paid for additional named affiliates to its Strategy.com web service.

      MicroStrategy paid the Company the $2.0 million for the internal-use and development licenses upon the delivery and execution of the license agreements. The Company determined the fair value of these licenses for revenue recognition purposes based on historically established pricing for similar third-party transactions. These products were delivered in January 2000, at which point the product revenue was recognized and the support and maintenance fees were deferred.

(6) Property and Equipment

      Property and equipment are stated at cost, net of accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight-line method to allocate the cost of property and equipment over their estimated useful lives. Property and equipment, at cost, and their estimated useful lives are as follows:

		December 31,
	Estimated
	Useful Life	2000	2001

		(in thousands)
Computers and equipment	4 years	$9,135	$6,210
Furniture and fixtures	10 years	2,023	1,532
Purchased software	3 years	4,000	3,803
Leasehold improvements	Life of the lease	1,581	1,303

		16,739	12,848
Less — Accumulated depreciation		6,326	6,661

		$10,413	$6,187

      Depreciation expense for the years ended December 31, 1999, 2000 and 2001 was approximately $1,600,000, $3,716,000 and $4,698,000 respectively.

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7) Accrued Expenses

      Accrued expenses at December 31, 2000 and 2001 consisted of the following:

	December 31,

	2000	2001

	(in thousands)
Payroll and related costs	$5,719	$2,577
Accrued tax liabilities	3,171	3,612
Restructuring accrual	—	4,716
Accrued interest	201	2,428
Accrued insurance	195	1,142
Other	6,630	1,870

	$15,916	$16,345

(8) Income Taxes

      For financial reporting purposes, income (loss) before taxes includes the following components:

	1999	2000	2001

	(in thousands)
Pretax income/(loss)
United States	$2,833	$(132,603)	$(145,801)
Foreign	485	(6,377)	(4,818)

	$3,318	$(138,980)	$(150,619)

      The components of the provision for income taxes for the each of the three years in the period ended December 31, 2001 are as follows:

	1999	2000	2001

	(in thousands)
Current
Federal	$1,754	$—	$—
State	310	—	12
Foreign	152	9	26

	2,216	9	38

Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—

Total	$2,216	$9	$38

      For the year ended December 31, 1999, the Company’s tax liability was reduced as a result of a tax benefit related to disqualifying dispositions from stock option exercises of approximately $2.2 million which was recorded as an increase in additional paid-in capital. For the years ended December 31, 2000 and 2001, a similar tax benefit was not recorded due to either the absence of disqualifying dispositions or due to the uncertainty related to the future realizability of the net operating loss carryforwards generated.

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The approximate tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets are as follows:

	December 31,

	2000	2001

	(in thousands)
Nondeductible expenses and reserves	$5,031	$5,790
Net operating losses acquired	6,583	6,122
Net operating loss carryforwards	14,920	53,322

Deferred Tax Asset	26,534	65,234

Valuation allowance	(26,534)	(65,234)

Net deferred tax asset	$—	$—

      The Company has established a valuation allowance against its deferred tax asset to the extent that it cannot conclusively demonstrate that these assets “more likely than not” will be realized. In evaluating the realizability of these deferred tax assets, the Company has considered the following factors: (1) its short operating history, (2) the volatility of the industry in which it operates, and (3) the operating losses incurred to date. The Company believes that given the significance of this evidence, a full valuation reserve against its deferred tax assets is required as of December 31, 2000 and 2001. During the year ended December 31, 2000, deferred tax assets totaling $8,620,000 were acquired and fully reserved due to the uncertainty of the realization of the assets.

      The Tax Reform Act of 1986 contains provisions that may limit the amount of net operating loss and credit carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three-year period in excess of 50%, as defined. While a formal study has not been performed, the Company believes it has experienced a change in ownership in excess of 50%. The businesses it acquired during the year ended December 31, 2000 also experienced ownership changes in excess of 50%. The Company does not believe that ownership changes of the acquired entities will significantly impact the Company’s ability to utilize the net operating loss carryforwards from those entities. However, depending when the Company’s ownership changes are deemed to have occurred, the ability to utilize non-acquired net operating loss carryforwards may be subject to material limitations. A formal study would need to be performed to determine the limitation amounts.

      As of December 31, 2001, the Company had net operating loss carryforwards of approximately $153 million to reduce future income taxes, if any. Of this amount, approximately $142.1 million expire through 2021 and $11.0 million can be carried forward indefinitely. The net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and tax authorities within foreign jurisdictions.

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the federal statutory rate to the Company’s effective tax rate for each of the three years in the period ended December 31, 2001 is as follows:

	1999	2000	2001

Provision at federal statutory rate	34%	(34)%	(34)%
Increase (decrease) in tax resulting from:
State income tax, net of federal benefits	6	(3)	(3)
Foreign income taxes	—	—	(1)
eXstatic pre-acquisition losses	7	—	—
eXstatic acquisition expense	16	—	—
Non-deductible goodwill	—	27	12
Non-deductible amortization			5
Change in valuation allowance	7	10	21
Other, net	(3)	—	—

Effective tax rate	67%	—%	—%

(9) Restructuring and Other Charges

      In the second, third and fourth quarters of 2001, the Company undertook corrective actions to better align costs with its outlook on near term revenues and to preserve cash. As a result of these actions, the Company recorded a charge of $809,000 to cost of software license fees and a restructuring charge of $19,172,000. The components of these charges were as follows:

	Q2 2001	Q3 2001	Q4 2001	Total

	(in thousands)
Severance	$1,120	$1,119	$786	$3,025
Facilities related	—	2,889	1,690	4,579
Property and equipment	—	1,409	596	2,005
Asset impairment	6,340	2,737	809	9,886
Others	—	250	236	486

Total restructuring and other unusual charges	$7,460	$8,404	$4,117	$19,981

      Severance costs relate to the elimination of 226 managerial and staff positions worldwide, comprising approximately 48% of the beginning of the year workforce in the following areas: 52 in sales and marketing, 71 in research and development, 63 in professional services and 40 in general and administration. Facility related costs relate to the consolidation and abandonment of excess facilities, net of assumed sublease income. Property and equipment relate to non-cash write-offs of excess computer equipment that has been removed from operations as a result of employee reductions and leasehold improvements on leased facilities that were abandoned at various times in the latter half of 2001. Asset impairment relates to the write-off of third-party acquired technology which will not be realized based on the Company’s decision to no longer support an operating system platform, and the write-off of obsolete third-party software originally acquired to be sold as a component of Xchange’s software solution which will not be realized due to the Company’s decision to no longer offer certain product capabilities. Other costs relate primarily to non-cancelable commitments for marketing activities that will not take place as a result of the Company’s cost containment initiatives.

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2002 the Company had the following restructuring accruals:

				Restructuring
	Total	Non-Cash	Cash	Accrual at
	Charges	Charges	Payments	December 31, 2001

	(in thousands)
Severance	$3,025	$350	$2,430	$245
Facilities related	4,579	—	587	3,992
Property and equipment	2,005	2,005	—	—
Asset impairment	9,886	9,886	—	—
Others	486	—	7	479

Total	$19,981	$12,241	$3,024	$4,716

      All terminations were completed by December 31, 2001. The remaining severance costs will be paid out in installment through April 30, 2002. Facility costs will be paid out through 2005 based on the remaining lease terms of the abandoned facilities.

(10) Indebtedness

     (a) Notes Payable to former CA Shareholders

      In connection with the acquisition of CA, the Company entered into subordinated note agreements with certain former shareholders of CA in the amount of $5,000,000. The notes bear interest at 5% per annum. $2,875,000 of the notes are due on December 31, 2000 and $2,125,000 are due on June 1, 2002 or upon the sale of the Company’s common stock with net proceeds of at least $75,000,000 or the closing of a senior debt facility with a commercial lender with a borrowing capacity of at least $20,000,000. The Company has discounted the long-term portion of the notes due in June 2002 at a rate of 10%. In January 2001, the Company repaid $2,460,000 of the notes outstanding plus all accrued interest.

     (b) Transactions with Insight Venture Partners

     (i) Note Payable to Insight Venture Partners

      On December 15, 2000, Insight Venture Associates IV, L.L.C. through four of its affiliated funds (collectively, “Insight”) entered into a note purchase agreement with the Company that provided for the issuance by the Company of up to $4,000,000 of convertible promissory notes (the “December 2000 Notes”). The December 2000 Notes accrued interest at 9% per annum, matured on January 10, 2001 and were automatically convertible into the next round of the Company’s equity financing. On January 10, 2001, the aggregate outstanding principal amount of the December 2000 Notes ($1,500,000) was converted into shares of the Company’s Series A Preferred Stock (See Note 12).

     (ii) February and March Securities Purchase Agreements

      Pursuant to a Securities Purchase Agreement dated February 20, 2001, the Company issued a 9% Bridge Promissory Note (the “February Note”) and a warrant to purchase up to 3,629 shares of the Company’s common stock (the “February Warrant”) to Insight for an aggregate purchase price of $3.0 million. The February Warrant is exercisable at any time after April 30, 2001 and on or prior to February 15, 2011 at an exercise price of $82.662 per share. Approximately $113,000 of the proceeds of the February Note were allocated to the value of the February Warrant which was recorded in additional paid-in capital. The resulting discount was amortized to interest expense over the period from issuance to maturity on April 30, 2001.

      Pursuant to a Securities Purchase Agreement dated March 28, 2001, the Company issued a 10% Bridge Promissory Note (the “March Note”) and a warrant to purchase up to 9,804 shares of the Company’s

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock (the “March Warrant”) to Insight for an aggregate purchase price of $1.5 million. The March Warrant is exercisable at any time after June 2001 and on or prior to March 28, 2011 at an exercise price of $45.90 per share. Approximately $145,000 of the proceeds of the March Note was allocated to the value of the March Warrant which was recorded in additional paid-in capital. The resulting discount was amortized to interest expense over the period from issuance to maturity on June 28, 2001.

     (iii) Undertaking Letter

      On April 16, 2001, the Company received an undertaking letter (the “Undertaking Letter”) from Insight. Under the terms of the Undertaking Letter, Insight agreed to refinance the February Note and the March Note with an new note that matured on January 15, 2002 and to provide up to $13.5 million of additional financing through December 31, 2001 or the consummation of the “Sale of the Corporation”, as defined in the Company’s Series A Redeemable Convertible Preferred Stock documents. In accordance with the terms of the Undertaking Letter, the additional financing would be available at any time provided that the Company has used its best efforts to obtain financing from other investors and has not been successful in obtaining such financing.

      In connection with the Undertaking Letter, the Company issued a warrant (the “April Warrant”) to purchase a minimum of 27,273 and up to 50,636 shares of the Company’s common stock to Insight at a per share exercise price equal to the lowest closing price per share of the Company’s common stock from April 16, 2001 until (a) the date of first exercise (b) the earliest of: (i) December 31, 2001, (ii) the date that Insight’s obligations, if any, with respect to the Undertaking Letter, terminates due to notification from the Company to that effect, and (iii) the date of the consummation of a “Sale of the Corporation” as defined in the Company’s Series A Redeemable Convertible Preferred Stock documents. Under the terms of the Undertaking Letter, additional vesting of warrants in excess of the 27,273 minimum is accreted daily based on the number of days lapsed from the date of the Undertaking Letter. The Company has recorded deferred financing charges of $1.3 million representing the value of the original issuance of 27,273 warrants. This charge is being amortized to interest expense over the term of the Undertaking Letter. Additional financing charges related to the vesting of warrants in excess of the minimum share value are valued at their fair market value on the date the warrants become vested and are recorded to interest expense during the period in which the warrants become vested. During 2001, the Company recorded $877,000 in non-cash interest expense related to the April Warrant. Upon the execution of the July Securities Purchase Agreement, the remaining balance of the deferred financing charges were netted against the carrying value of the debt. In connection with the August Securities Purchase Agreement the number of warrant shares issuable under the April Warrant was fixed at 39,311 as of August 29, 2001 with a per share exercise price of $9.90 per share (see Note 10(b)(iv)).

     (iv) June 2001 Securities Purchase Agreement

      Pursuant to a Securities Purchase Agreement dated June 1, 2001 (the “June Securities Purchase Agreement”), the Company issued a 12% Bridge Promissory Note (the “June Note”) for a purchase price of $7,000,000 to Insight. The June Note refinanced the February Note and March Note as contemplated in an Undertaking Letter from Insight (see Note 10(b)(iii)) and provided $2.5 million of additional financing. The original maturity of the June Note was January 15, 2002. In connection with the June Securities Purchase Agreement, the Company issued a warrant to purchase 45,456 shares of the Company’s common stock (the “June Warrant”) at a per share exercise price equal to the lowest market price for the period commencing on February 20, 2001 and ending on the earlier of: (i) the exercise date of the June Warrant, (ii) the date all principal and interest on the June Note is repaid, and (iii) the date on which all of the Company’s obligations under the June Note are terminated due to a conversion of the June Note pursuant to its terms. Approximately $1,145,000 of the proceeds were allocated to the value of the June Warrant and was recorded in additional paid-in capital based on the fair value of the warrant. The resulting discount was being amortized to interest expense over the period from issuance to the maturity date of the June Note. During 2001 the

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company recognized $291,000 in interest expense, respectively, associated with the June Warrant. Pursuant to a Securities Purchase Agreement dated July 26, 2001 (the “July Securities Purchase Agreement”), the June Note was refinanced with a new security. In addition, pursuant to a Securities Purchase Agreement dated August 29, 2001 (the “August Securities Purchase Agreement”), the June Warrant was cancelled. (see Note 10(b)(iv))

     (v) Issuance of Convertible Debentures

      Pursuant to the July Securities Purchase Agreement, the Company issued convertible debentures in the amount of $12.2 million (the “July Debentures”). The July Debentures refinanced the June Note including all accrued and unpaid interest and provided an additional investment of $5.0 million. The July Debentures bear interest at 12% and mature on January 10, 2005.

      Pursuant to the August Securities Purchase Agreement the following transactions occurred:

•	The Company issued $15.5 million of new convertible debentures to certain investors including Insight (the “August Debentures”).

•	The terms of the July Debentures were amended to be identical to the terms of the August Debentures.

•	The June Warrant was canceled.

•	The number of shares issuable under the April Warrant was fixed at 39,311 as of August 29, 2001 with a per share exercise price of $9.90 per share.

      The August Debentures bear interest at 12% per annum through August 29, 2003 and 15% per annum for the period commencing on August 29, 2003 through their maturity date on January 10, 2005. The holders of the August Debentures have the option to require prepayment of the outstanding obligations in an amount equal to the aggregate principal amount multiplied by a factor of 103% plus all accrued and unpaid interest upon the occurrence of: (i) an event of default, as defined in the August Security Purchase Agreement, (ii) a “Liquidity Event”, as defined in the August Securities Purchase Agreement, or (iii) January 10, 2004. The August Debentures are convertible at the option of the holder into the number of shares equal to the product of the unpaid principal multiplied by a factor of 103% plus any accrued and unpaid interest divided by the conversion price, currently $9.5490 per share (subject to adjustment as defined in the August Securities Purchase Agreement).

      Warrants to purchase 1,439,941 shares of common stock (the “August Warrant”) were issued to the holders of the August Debentures. The August Warrant has an exercise price of $9.5490 per share and expires on August 29, 2011. The August Warrant became exercisable on March 11, 2002, upon approval by the Company’s shareholders to increase the authorized shares.

      The entire proceeds of the July Debentures and the August Debentures (collectively “Convertible Debentures”), net of all financing and transaction costs, were allocated to the beneficial conversion feature, in the amount of $12.2 million, and to the value of the warrants issued, in the amount of $13.3 million. These allocations are recorded as reductions to the carrying value of the Convertible Debentures and as contributions to additional paid-in capital. The resulting discount on the Convertible Debentures will be accreted up through interest expense over the maturity period of the Convertible Debentures. The Company accreted $3.1 million of the discount to interest expense in 2001.

     (c) Bank Line of Credit

      In April 2001, the Company entered into a $5.0 million secured credit facility with SVB. Availability under the credit facility is based on a percentage of the Company’s eligible receivables as defined in the credit facility documentation. Borrowings under the credit facility bear interest at the bank’s prime rate (4.75% at

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2001) plus 2.5% points. The credit facility matures on April 25, 2002. Under the terms of the credit facility documentation, the Company must maintain at least $2.0 million of excess availability or cash and investments at all times. In connection with the line of credit, the Company issued a warrant to purchase 2,336 shares of the Company’s common stock with a per share exercise price of $64.20. The warrant expires in April 24, 2008. The Company has valued the warrant at $132,000, which is being amortized to interest expense over the remaining term of credit facility documentation. At June 30, 2001, the Company was out of compliance with certain financial covenants of the line of credit. In July 2001, certain terms of the credit facility were modified pursuant to which the bank agreed to waive the Company’s non compliance with certain financial covenants provided that Company receive $5 million of additional funding from the sale of equity securities or subordinated debt on or before July 31, 2001 and $2.5 million of additional funding from the sale of equity securities or subordinated debt on or before September 30, 2001. In July and August 2001, the Company received $5.0 million and $15.5 million, respectively, from the sale of the Convertible Debentures (see Note 10.b.iv). In connection with the loan modification, the Company issued an additional warrant to the bank to purchase 1,667 shares of the Company’s common stock with a per share exercise price of $15.30. The warrant expires on July 24, 2008. The Company has valued the warrant at $20,900, which is being amortized to interest expense over the remaining term of the agreement. During 2001, the Company recorded $93,000 of interest expense related to the amortization of the value of the bank’s warrants. At December 31, 2001, the Company was in compliance with all financial covenants.

(11) Commitments

      The Company leases certain facilities, equipment, and technology under noncancellable operating and capital lease agreements. The leases expire at various dates through 2005. The Company has letters of credit outstanding with a bank for collateral on its leased facilities and certain equipment. Total rent expense, net of sublease rental income, under these agreements was approximately $1,646,000, $3,105,000 and $3,789,000 for the years ended December 31, 1999, 2000 and 2001, respectively. For the year ended December 31, 2001, sublease rent income was $392,000.

      At December 31, 2001, the minimum lease commitments for all leased facilities and equipment with an initial or remaining term in excess of one year are as follows:

	Operating	Capital
For the Year Ending December 31,	Leases	Leases

	(in thousands)
2002	$2,845	$1,302
2003	2,809	62
2004	1,501	6
2005	41	6
2006	—	3
Thereafter	—	—

Total minimum payments	$7,196	1,379

Amount representing interest		84

Present value of minimum lease payments		$1,295

      Included in the total minimum payments for operating leases is approximately $4,306,000 related to abandoned real estate which was accrued as a liability as part of the Company’s restructuring charges in 2001. See Note 9.

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this filing, it is management’s opinion that we are not a party to any legal proceedings which, if decided adversely to Xchange, would have a material adverse effect on our results of operations or financial position.

      Xchange and certain of our current and former officers (the “Xchange Defendants”) and its certified public accountants, Arthur Andersen, LLP, have been named defendants in a consolidated class action lawsuit originally filed on February 21, 2001 and subsequently filed as a Consolidated Amended Class Action Complaint on August 2, 2001, filed on behalf of a purported class of purchasers of our common stock during the period from December 9, 1998 through September 29, 2000. The Amended Class Action Complaint alleges that we made false or misleading statements that inflated our common stock price during the class period. The relief sought is damages on behalf of the class; however, at this time, we are unable to ascertain the monetary damages sought by the class. Through our attorneys, we have filed a Motion to Dismiss the Amended Class Action Complaint on October 3, 2001. The action is pending in the United States District Court for the District of Massachusetts. We believe these allegations are without merit and we intend to defend the litigation vigorously.

      Xchange, along with BT Alex Brown, Inc., Hambrecht & Quist, LLC, Adams, Harkness & Hill, Inc., Sound-View Technology Group, Inc. (together, the “Underwriter Defendants”) and certain current and former officers and directors, including Andrew J. Frawley, John G. O’Brien, Jeffrey Horing, Ramanan Raghavendran, David G. McFarlane, Michael D. McGonagle, Patrick A. McHugh, and N. Wayne Townsend, have purportedly been named defendants in a class action complaint filed on behalf of a class of purchasers of its common stock during the period from December 9, 1998 through December 6, 2000. Xchange is currently reviewing whether it has been formally served with this complaint, but it purportedly alleges that documents filed in connection with the Xchange’s initial and follow-on public offerings (the “Offerings”) were materially false and misleading because they failed to disclose that (1) the Underwriter Defendants solicited and received excessive and undisclosed commissions from certain investors in exchange for which the Underwriter Defendants allocated to those investors material portions of the restricted stock issued in connection with the Offerings, and (2) the Underwriter Defendants had entered into agreements with customers whereby they agreed to allocate Xchange’s shares to those customers who agreed to purchase additional shares in the after-market at pre-determined prices. At this time, we are unable to ascertain the monetary damages sought by the class. The action is pending in the United States District Court for the Southern District of New York. We believe these allegations are without merit and we intend to defend the litigation vigorously.

(12) Preferred Stock

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

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company loaned $125,000 to an officer for the purchase of approximately 38,000 shares of Series B Preferred Stock from another stockholder. The loan is evidenced by a note that bears interest at the prime rate and is secured by the 38,000 shares of Series B Preferred Stock the officer purchased. The Company accounted for this loan as a stock subscription receivable classified as Due from Officer in the accompanying consolidated statements of stockholders’ equity as of December 31, 1999. In October 2000, the loan, plus all accrued interest, was repaid to the Company.

      On December 4, 1997, the Company authorized an additional 1,223,954 shares of $.001 par value Preferred Stock and designated these shares as Series C Convertible Preferred Stock (the “Series C Preferred Stock”). The 1,223,954 shares of the Series C Preferred Stock were sold to venture capital investors at a price of $3.268 per share, with net proceeds to the Company of $3,987,000.

      On December 14, 1998, the Company completed an initial public offering that satisfied the conditions of a Qualified Offering as defined by the Preferred Stock agreements. Accordingly, Series A Preferred Stock was reclassified to $3,269,000 of additional paid-in capital and the Series B Preferred Stock, at a redemption value of $4,000,000, was converted into 85,185 shares of common stock. In addition, the Series C Preferred Stock was converted to 40,798 shares of common stock upon completion of the initial public offering.

      In January 2001, the Company designated 5,330,000 shares of its authorized Preferred Stock, $.001 par value, as Series A Convertible Redeemable Preferred Stock (the “Series A Convertible Preferred Stock”). The Company issued 5,325,645 shares at a purchase price of $1.2628 per share resulting in gross proceeds of $6.7 million including the conversion of a $1.5 million note payable to Insight. Each share of Series A Convertible Preferred Stock accrues cumulative dividends at a rate of 10% per annum. The holders of the Series A Convertible Preferred Stock may require the Company to redeem outstanding shares at any time after January 10, 2004 for an amount equal to a 3% premium over the purchase price per share and all accrued and unpaid dividends. Each share of Series A Preferred Stock is convertible into the number of shares of the Company’s common stock equal to the initial purchase price plus all accrued and unpaid dividends divided by the conversion price (currently $9.9679); however absent approval by a majority of the Company’s shareholders, the Series A Convertible Preferred Stock is convertible into a maximum of 216,293 shares of the Company’s common stock. The conversion price is subject to adjustment for certain dilutive events, as defined in the Series A Convertible Preferred Stock documents. The holders of the Series A Convertible Preferred Stock are entitled to vote on all matters together with the common stock holders as one class. The holders of the Series A Convertible Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which the Series A Convertible Preferred Stock are then convertible.

      In connection with the issuance of the Series A Convertible Preferred Stock, the Company has recorded a $2.1 million beneficial conversion feature of the Series A Convertible Preferred Stock as a reduction to the carrying value of the Series A Convertible Preferred Stock and as a contribution of capital to additional paid-in capital. The resulting discount on the Series A Convertible Preferred Stock will be accreted over the period from issuance to the first redemption date of the Series A Convertible Preferred Stock. During the year ended December 31, 2001, the Company recorded accretion of dividends of $917,000 from the Series A Convertible Preferred Stock. In addition, the Company recorded $954,000 accretion of the discount on the Series A Convertible Preferred Stock in 2001.

(13) Stockholders’ Equity

     (a) Common Stock

      At incorporation, the Company authorized 333,333 shares of $0.001 par value common stock. In March 1997, December 1997 and July 1998, the Company amended its certificate of incorporation to increase the number of authorized shares of $.001 par value common stock to a total of 1,000,000 shares. On February 29,

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000 the Company’s shareholders approved an increase in the authorized shares of $.001 par value common stock to a total of 5,000,000 shares.

      On January 28, 2000, the Company’s Board of Directors approved a 2 for 1 stock split, to be effected in the form of a stock dividend. On March 17, 2000, the Company paid the stock dividend to all shareholders of record on March 3, 2000. All share and per share amounts in the accompanying financial statements have been adjusted to reflect the stock split.

      On March 11, 2002, Xchange’s Board of Directors approved a 1 for 30 reverse stock split of the Company’s common stock. The reverse split became effective on March 18, 2002. As a result of the reverse split, each 30 issued and outstanding shares of common stock was exchanged for one new share of common stock. All share and per share amount in these financial statements have been adjusted to reflect the reverse stock split.

     (b) Restricted Common Stock

      At incorporation, the Company issued 165,625 shares of common stock to the Company’s founders and employees at $.001 per share, the fair market value as determined by the Board of Directors at the time of issuance.

      In connection with the issuance of common stock, the Company and two of its founders signed a Founder Restricted Stock Agreement (the “Founder Agreement”). These shares vested 50% immediately with the balance vesting ratably on an annual basis through January 1, 1999.

      As provided in the Founder Agreement, if the employment of the founders is terminated, the Company has the option (the “Company Option”) to purchase their unvested stock. This Company Option shall be exercisable by the Company at a price equal to the lesser of the issue price or the fair market value of the stock as determined by the Board of Directors. In March 1997, one of the founders terminated employment, resulting in the Company’s repurchase of 5,558 unvested common shares at $0.001 per share.

      In addition, on November 15, 1996, the Company and all of its employees holding common stock, excluding the two founders, signed restricted stock agreements (the “Restricted Stock Agreements”) providing for shares issued from the 1996 Stock Incentive Plan to vest retroactively, 25% on the respective employee’s date of hire with an additional 25% on each anniversary thereafter.

      According to the Restricted Stock Agreements, if an employee ceases to provide services to the Company either as a consultant or employee prior to the third anniversary of the date of hire, the Company has the right to repurchase the unvested stock from the employee at the price paid by the employee. Since inception, the Company has repurchased an additional 6,661 shares of unvested common stock at $0.001 per share from other terminated employees. As of December 31, 2001, all outstanding shares of restricted common stock were fully vested.

(14) Stock Options

     (a) 1996 Stock Option Plan

      In November 1996, the Company adopted the 1996 Stock Incentive Plan (the “1996 Plan”), pursuant to which 208,331 shares of the Company’s common stock were reserved for issuance. The 1996 Plan provides for the grant of incentive stock options, nonqualified stock options and restricted common stock to officers, employees and directors who are also employees of the Company. Non-employee directors and outside consultants to the Company are eligible to receive nonqualified options and restricted common stock only.

      The 1996 Plan is administered by the Board of Directors, which determines the fair market value and the purchase price for such options. Options generally vest over a four-year period and expire 10 years from the

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date of grant. Restricted common stock awards entitle recipients to purchase shares of the Company’s common stock subject to restrictions concerning the sale, transfer and other disposition of the shares issued until such shares are vested. The shares subject to options that expire or are not exercised for other reasons, or any restricted common stock that is repurchased by the Company will be available for future grant under the 1996 Plan. In addition, the 1996 Plan provides for the granting of time accelerated incentive stock options.

     (b) 1998 Stock Option Plan

      In July 1998, the Company adopted the 1998 Stock Option Plan (the “1998 Plan”), pursuant to which 180,000 additional shares of the Company’s common stock were reserved for future issuance. In June 2000, the number of shares authorized for issuance under the 1998 Plan was increased from 180,000 to 313,333 and an additional 133,333 shares of the Company’s common stock was reserved for the issuance of stock options in connection with the 1998 Plan. In February 2002, the number of shares authorized for issuance under the 1998 Plan was increased from 313,333 to 1,580,000. The 1998 Plan provides for the grant of incentive stock options and nonqualified stock options to officers and employees of the Company. The 1998 Plan is administered by the Board of Directors, which determines the fair market value and the purchase price for such options. Options generally vest over a four-year period and expire 10 years from the date of grant. The shares subject to options that expire or are not exercised for other reasons will be available for future grant under the 1998 Plan. In addition, the 1998 Plan provides for the granting of time accelerated incentive stock options.

     (c) 1998 Directors Stock Option Plan

      In July 1998, the Company adopted the 1998 Board of Directors Plan (the “1998 Directors Plan”), pursuant to which 6,667 shares of the Company’s common stock were reserved for future issuance under the plan. The 1998 Directors Plan provides for the grant of nonqualified stock options and restricted common stock to non-employee directors of the Company. The 1998 Directors Plan is administered by the Board of Directors, which determines the fair market value and the purchase price for such options. Options generally vest over a four-year period and expire 10 years from the date of grant. The shares subject to options that expire or are not exercised for other reasons will be available for future grant under the 1998 Directors Plan.

     (d) Summary of Option Activity

      Stock option activity for the years ended December 31, 1999, 2000 and 2001 is as follows:

	Number of	Range of			Weighted Average
	Shares	Exercise Prices			Exercise Price

Outstanding, December 31, 1998	168,566	$9.75	–	$165.00	$60.60

Granted	88,123	12.90	–	525.00	325.80
Exercised	(33,603)	9.75	–	447.30	36.60
Canceled	(18,609)	9.75	–	525.00	180.00

Outstanding, December 31, 1999	204,476	$9.75	–	$525.00	$168.00

Granted	172,457	38.70	–	1,432.50	924.90
Exercised	(65,652)	9.75	–	731.40	85.50
Canceled	(172,024)	9.75	–	1,432.50	862.20

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Number of	Range of			Weighted Average
	Shares	Exercise Prices			Exercise Price

Outstanding, December 31, 2000	139,257	$9.75	–	$1,432.50	$297.91

Granted	304,149	6.60	–	64.20	25.00
Exercised	(9,746)	9.75	–	60.00	17.55
Canceled	(149,995)	9.75	–	1,432.50	214.80

Outstanding, December 31, 2001	283,665	6.60	–	1,432.50	60.50

Exercisable, December 31, 2001	60,095	$6.60	–	$1,432.50	$136.43

Exercisable, December 31, 2000	42,824	$9.75	–	$1,432.50	$195.00

Exercisable, December 31, 1999	66,433	$9.75	–	$447.30	$69.90

			Options Outstanding			Options Exercisable

Range of			Outstanding as	Weighted Average	Weighted-Average	Exercisable as	Weighted Average
Exercise Prices			of 12/31/01	Remaining Life	Exercise Price	of 12/31/01	Exercise Price

$0.00	–	$9.90	94,232	9.3	$7.01	3,647	$9.75
$9.91	–	$19.80	80,417	9.3	15.94	1,282	12.97
$19.81	–	$30.00	970	1.7	20.25	970	20.25
$30.01	–	$45.00	63,306	8.9	36.63	25,610	36.02
$45.01	–	$75.30	6,621	4.1	57.74	5,490	56.48
$75.31	–	$150.00	12,255	5.9	142.93	9,417	142.60
$150.01	–	$300.00	14,230	5.9	270.01	7,847	269.03
$300.01	–	$600.00	7,526	6.3	403.80	3,823	410.92
$600.01	–	$900.00	1,879	5.2	635.14	1,047	639.57
$900.01	–	$1,440.00	2,229	5.1	1,198.93	962	1,246.94

			283,665	8.6	$60.50	60,095	$136.43

      In connection with the acquisitions of eXstatic, KSP, and CA, the Company assumed the existing stock option plans of the acquired companies. No additional stock options may be granted under these plans. The historical stock option activity of eXstatic, which was accounted for under the pooling of interest method, has been reflected in the Company’s historical stock option activity above. In connection with the acquisitions of KSP and CA, the Company assumed 4,495 and 23,826 outstanding stock options, respectively, which have been included in the stock option activity above as granted in the year ended December 31, 2000.

      In connection with certain stock option grants in 1997 and 1998, the Company has recorded a total of $1,101,000 of deferred compensation expense, which is being amortized and charged to operations over the four-year vesting period of the related options. Total option-related compensation expense pertaining to these grants was $258,000, $212,000 and $95,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

      On November 10, 1998, the Company amended the terms of all Stock Option Agreements granted between May 1, 1998 and September 30, 1998, whereby the exercise prices on options to purchase 21,273 shares of common stock were reduced to $150.00 per share.

      In December 2000, the Company offered employees the opportunity to participate in a program, pursuant to which each employee could elect to replace certain outstanding options with new options on a one-for-one basis. The new options will be granted six months and one day following the cancellation date of the existing

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options with an exercise price equal to the fair value of the Company’s common stock as of the close of business on the day of the new grant. A total of 107,301 stock options were cancelled in December 2000 in connection with this program and 71,300 shares were reissued in June 2001.

      As of December 31, 2001, the Company had 14,276, 27,949 and 4,500 shares available for future issuance under the 1996 Stock Option Plan, 1998 Stock Option Plan and the Directors Stock Option Plan, respectively.

     (e) Pro Forma Stock-Based Compensation

      The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted during 1999, 2000 and 2001 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used were as follows:

	Year Ended December 31,

	1999	2000	2001

Risk-free interest rate	5.54%	6.15%	4.32%
Expected dividend yield	—	—	—
Expected lives	4 years	4 years	4 years
Expected volatility	75.5%	94.1%	176.9%
Weighted average grant date fair value	$2.60	$23.18	$23.28
Weighted average remaining contractual life of options outstanding	7.9 years	6.8 years	8.6 years

      Had compensation expense for the Company’s stock option plans been determined consistent with SFAS No. 123, net loss and net loss per share would have been approximately as follows:

	Year Ended December 31,

	1999	2000	2001

	(in thousands, except per share data)
As reported
Net income (loss) applicable to common Stockholders	$1,098	$(138,989)	$(152,528)

Basic net income (loss) per share	$1.50	$(145.22)	$(136.90)

Diluted net income (loss) per share	$1.20	$(145.22)	$(136.90)

Pro forma
Net loss applicable to common stockholders	$(5,069)	$(152,374)	$(187,241)

Base and diluted net (loss) per share	$(6.60)	$(159.30)	$(168.06)

(15) Employee Stock Purchase Plan

      In July 1998, the Company adopted an Employee Stock Purchase Plan (the “ESPP”),whereby employees, at their option, can purchase shares of Company common stock. This is done through a payroll deduction at the lower of 85% of the fair market value on the first day of the ESPP offering period or the end of each six-month period. The ESPP expires at the earlier of December 31, 2008 or the date on which all shares available for issuance have been sold. The Company had reserved 13,333 shares of common stock for issuance under the ESPP. In June 2001, the number of shares reserved for issuance under the ESPP was increased from 13,333 to 33,333. Through December 31, 2001 employees have purchased 13,651 shares through the ESPP and 19,682 shares are available for future purchases.

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16) Employee Benefit Plan

      The Company has a qualified 401(k) savings plan (the “401(k) Plan”) covering all of the Company’s eligible full-time employees. Under this plan, participants may elect to defer a portion of their compensation, subject to certain IRS limitations. The Company does not provide employer matching contributions under the 401(k) Plan.

(17) Segment and Enterprise Wide Reporting

      The Company has adopted SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis of each reportable segment of an enterprise. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision maker or decision making group, in deciding how to allocate resources and assess performance. Unless impracticable, companies are required to restate prior period information upon adoption. To date, the Company has viewed its operations and managed its business as principally one segment. As a result, the financial information disclosed herein, materially represents all of the financial information related to the Company’s principal operating segment.

      Revenues by geography (based on customer location) as a percentage of total revenues are as follows:

	Years Ended
	December 31,

	1999	2000	2001

United States	77%	68%	74%
Australia	—	12	8
United Kingdom	8	6	6
Canada	2	0	2
Germany	1	2	3
Japan	3	1	1
Other	9	11	6

	100%	100%	100%

      The Company established a foreign subsidiary in the United Kingdom in July 1997, Australia in April 1998 and Japan in 2000. Operations in various geographic areas, since the inception of those entities, are summarized as follows:

	United	United
	States	Kingdom	Australia	Japan	Eliminations	Consolidated

			(in thousands)
Year Ended December 31, 1999
Total revenues	$37,268	$7,592	$2,402	$—	$(3,962)	$43,301

Net income	$612	$$380	$106	$—	$—	$1,098

Long-lived assets	$4,193	$398	$45	$—	$—	$4,636

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United	United
	States	Kingdom	Australia	Japan	Eliminations	Consolidated

			(in thousands)
Year Ended December 31, 2000
Total revenues	$54,249	$7,785	$2,798	$—	$(3,257)	$61,575

Net loss	$(130,030)	$(4,885)	$(621)	$(196)	$(3,257)	$(138,989)

Long-lived assets	$19,406	$671	$234	$1	$—	$20,312

Year Ended December 31, 2001
Total revenues	$34,031	$6,470	$4,210	$—	$—	$44,711

Net loss	$(145,814)	$(4,315)	$(120)	$(408)	$—	$(150,657)

Long-lived assets	$5,867	$424	$186	$—	$—	$6,477

      The following table summarizes the number of customers that individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company’s total revenues and accounts receivable.

	Revenue		Accounts Receivable

		Percent of		Percent of
	Number of	Total	Number of	Total Account
	Customers	Revenue	Customers	Receivables

December 31, 1999	2	22%	1	12%
December 31, 2000	1	10%	—	—
December 31, 2001	1	26%	2	37%

(18) Allowance for Doubtful Accounts

      A summary of the allowance for doubtful accounts is as follows:

	December 31,

	1999	2000	2001

	(in thousands)
Balance, beginning of period	$317	$375	$1,092
Provision for doubtful accounts	231	717	2,430
Write-offs	(173)	—	(2,555)

Balance, end of period	$375	$1,092	$967

(19) Subsequent Events

Additional Financing

      On May 2, 2002 the Company secured two credit facilities with SVB.

      The first replaces the Company’s existing secured credit facility with a $4 million revolving credit facility secured by all the Company’s assets (“Receivables Line”). Availability under the Receivables Line is based on advances against the Company’s trade receivables. The Receivables Line bears interest at the bank’s prime rate plus 2.5% points, and matures on May 2, 2003.

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The second line is a $4 million credit facility collateralized by a guarantee by Insight (“Guaranteed Line”). The Guaranteed Line bears interest at the bank’s prime rate plus 0.5% points and matures on May 2, 2003. In consideration for SVB issuing the Guaranteed Line, the Company agreed to reprice 4,003 warrants previously issued to $1.38 per share. In the event of a default by the Company on the Guaranteed Line, the Company must sell, and Insight must buy, notes (“Insight Notes”) equal to the then outstanding principal and unpaid interest balance of the Guaranteed Line, the proceeds of which must be used to repay SVB in full. The Insight Notes will bear interest at a rate of 2% per month and mature 30 days after issuance. In the event the Company defaults on the repayment of the Insight Notes, interest will increase by 1% point per month until the Insight Notes are repaid.

      In consideration for Insight guaranteeing the Guaranteed Line, the Company granted Insight a Contingent Value Right (“CVR”). Under the terms of the CVR agreement, Insight may request the Company redeem the CVR for a cash payment based on the occurrence of a “Trigger Event”. Trigger Events include: a) the sale of the Company; b) the Company achieving trailing 12 month consolidated revenues in excess of $50 million, or c) the Company achieving trailing 12 month consolidated earnings before interest, taxes, depreciation and amortization expense of $10 million. The value of the CVR will be $3.0 million, except in the event b) above, in which case the CVR will be the greater $3.5 million or 7% of consolidated revenues, subject to a $10 million cap.

Offer from Investor Group

      On May 2, 2002, the Company announced it had received a preliminary offer from a group led by Insight to acquire the Company. The offer is non-binding and subject to customary conditions, including the execution of definitive agreements. The Company’s Board of Directors has formed a Special Independent Committee to evaluate the offer.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this item is incorporated herein by reference to the section entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2002, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year to which this Annual Report on Form 10-K relates. Certain information concerning the registrant’s executive officers is included under the caption “Executive Officers of the Registrant” on page 8 following Part I, Item 1 of this report.

Item 11.     Executive Compensation

      The information required by this item is incorporated herein by reference to the section entitled “Executive Compensation” included in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2002, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year to which this Annual Report on Form 10-K relates.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated herein by reference to the section titled “Voting Securities” included in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2002, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year to which this Annual Report on Form 10-K relates.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference to the section “Compensation Committee Interlocks, Insider Participation and Certain Transactions” included in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2002, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year to which this Annual Report on Form 10-K relates.

PART IV

Item 14.     Exhibits and Financial Statement Schedules

      (a)(1) Financial Statements.

      Financial statements are shown in the Index on page 37 of this report.

      (a)(2) Schedules.

      All schedules have been omitted because either they are not required, are not applicable or the information is otherwise set forth in the Consolidated Financial Statements and notes thereto.

      (a)(3) Exhibits. The following is a list of exhibits filed herewith or incorporated by reference herein:

Exhibits

3	.1*	Form of Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, dated July 22, 1998, File No.333-59613)
3	.2*	Form of Amended and Restated By-laws of the Registrant (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
4	.1*	Specimen Certificate for Shares of the Registrant’s Common Stock, $.001 par value (filed as Exhibit 4.1 to Pre-Effective No. 3 to the Company’s Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
4	.2*	Amended and Restated Registration Rights Agreement dated December 4, 1997 (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
4	.3*	Certificate of Designation of Series A Preferred Stock of Exchange, dated as of January 10, 2001. (Incorporated by reference to the Company’s Form 8-K, dated January 10, 2001, filed with the Commission on January 24, 2001)
4	.4*	Registration Rights Agreement by and among Exchange and the purchasers of the Series A Preferred Stock, dated as of January 10, 2001. (Incorporated by reference to the Company’s Form 8-K, dated January 10, 2001, filed with the Commission on January 24, 2001)
4	.5*	Form of Amended and Restated Registration Rights Agreement, dated as of February 20, 2001, by and among the Company and Insight. (Incorporated by reference to the Company’s Form 8-K, dated February 20, 2001 filed with the Commission on April 12, 2001)
4	.6*	Form of Second Amended and Restated Registration Right Agreement, dated as of March 28, 2001, by and among the Company and Insight. (Incorporated by reference to the Company’s Form 8-K, dated February 20, 2001 filed with the Commission on April 12, 2001)
4	.7*	Form of Third Amended and Restated Registration Rights Agreement, dated as of June 1, 2001, by and among the Company and Insight. (Incorporated by reference to the Company’s Form 8-K, dated June 1, 2001 filed with the Commission on June 11, 2001)
4	.8*	Form of Fourth Amended and Restated Registration Right Agreement, dated as of July 26, 2001, by and among the Company and Insight. (Incorporated by reference to the Company’s Form 8-K, dated July 26, 2001 filed with the Commission on August 10, 2001)
4	.9*	Form of Fifth Amended and Restated Registration Right Agreement, dated as of August 29, 2001, by and among the Company and Insight. (Incorporated by reference to the Company’s Form 8-K, dated August 29, 2001 filed with the Commission on September 12, 2001)
10	.1*	Form of 1998 Stock Incentive Plan, with related forms of stock option agreements (filed as Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated November 13, 1998, File No. 333-59613)
10	.2*	Form of 1996 Stock Incentive Plan, as amended, with related forms of stock option agreements and form of restricted stock agreement (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
10	.3*	Form of 1998 Director Stock Option Plan, with related form of stock option agreement (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
10	.4*	Form of 1998 Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
10	.5*	401(k) Plan (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
10	.6*	Stock Purchase and Waiver Agreement, dated December 4, 1997 (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
10	.7*	Amended and Restated Stockholders Agreement dated December 4, 1997 (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)

Exhibits

10	.8*	Letter Agreement, dated December 22, 1997, between the Registrant and Fleet National Bank, as amended, and the related Promissory Note (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
10	.9*	Office lease for 89 South Street, Boston, Massachusetts (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
10	.10*	Payment and Registration Rights Agreement, dated December 28, 1999, between the Registrant and MicroStrategy, Inc. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K, dated March 30, 2000, File No. 000-24679)
10	.11*	Software Development and OEM Agreement, dated December 28, 1999, between the Registrant and MicroStrategy, Inc. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K, dated March 30, 2000, File No. 000-24679)
10	.12*	Value Added Reseller Agreement, dated December 28, 1999, between the Registrant and MicroStrategy, Inc. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K, dated March 30, 2000, File No. 000-24679)
10	.13*	Exchange Agreement relating to stock options, dated December 1, 2000 (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, dated April 16, 2001, File No. 000-24679)
10	.14*	Form of Undertaking Letter, dated April 16, 2001, between the Company and Insight (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, dated April 16, 2001, File No. 000-24679)
10	.15*	Securities Purchase Agreement, dated as of January 10, 2001, by and among Exchange and the purchasers of the Series A Preferred Stock, includes all Schedules thereto. (Incorporated by reference to the Company’s Form 8-K, dated January 10, 2001, filed with the Commission on January 24, 2001)
10	.16*	Form of Securities Purchase Agreement, dated as of February 20, 2001, by and among the Company and Insight. (Incorporated by reference to the Company’s Form 8-K, dated February 20, 2001 filed with the Commission on April 12, 2001)
10	.17*	Form of Warrant issued by the Company to Insight, dated February 20, 2001. (Incorporated by reference to the Company’s Form 8-K, dated February 20, 2001 filed with the Commission on April 12, 2001)
10	.18*	Form of Securities Purchase Agreement, dated as of March 28, 2001, by and among the Company and InSight. (Incorporated by reference to the Company’s Form 8-K, dated February 20, 2001 filed with the Commission on April 12, 2001)
10	.19*	Form of Warrant issued by the Company to Insight, dated March 28, 2001. (Incorporated by reference to the Company’s Form 8-K, dated February 20, 2001 filed with the Commission on April 12, 2001)
10	.20*	Form of Warrant, dated April 16, 2001, issued to Insight by the Company (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, dated April 16, 2001, File No. 000-24679)
10	.21*	Form of Securities Purchase Agreement, dated as of June 1, 2001, by and among the Company and InSight. (Incorporated by reference to the Company’s Form 8-K, dated June 1, 2001 filed with the Commission on June 11, 2001)
10	.22*	Form of Warrant issued by the Company to Insight, dated June 1, 2001. (Incorporated by reference to the Company’s Form 8-K, dated June 1, 2001 filed with the Commission on June 11, 2001)
10	.23*	Form of Securities Purchase Agreement, dated as of July 26, 2001, by and among the Company, eXstatic and Insight. (Incorporated by reference to the Company’s Form 8-K, dated July 26, 2001 filed with the Commission on August 10, 2001)
10	.24*	Form of 12% Senior Subordinated Convertible Debenture issued by the Company to Insight, dated July 26, 2001. (Incorporated by reference to the Company’s Form 8-K, dated July 26, 2001 filed with the Commission on August 10, 2001)
10	.25*	Form of 12% Senior Secured Convertible Debenture issued by the Company to the Purchasers, dated August 29, 2001. (Incorporated by reference to the Company’s Form 8-K, dated August 29, 2001 filed with the Commission on September 12, 2002)

Exhibits

10	.26*	Form of Warrant, dated August 29, 2001, issued by the Company to the Purchasers (Incorporated by reference to the Company’s Form 8-K, dated August 29, 2001 filed with the Commission on September 12, 2002.)
10	.27*	Form of Securities Purchase Agreement, dated as of August 29, 2001, by and between the Company and the Purchasers. (Incorporated by reference to the Company’s Form 8-K, dated August 29, 2001 filed with the Commission on September 12, 2001)
10.28		Amendment No. 1 to warrants to purchase Stock, dated May 2, 2002, between the Company and Silicon Valley Bank (“SVB”)
10.29		Form of Employment Agreement dated August 27, 2001 between the Company and Andrew J. Frawley.
10.30		Form of Employment Agreement dated July 26, 2001 between the Company and J. Christopher Wagner.
10.31		Form of Software Marketing Agreement, dated May 29, 1997, by and between the Company and Acxiom Corporation.
21.1		Subsidiaries of Registrant
23.1		Consent of Arthur Andersen LLP, Independent Public Accountants
99	.1*	Form of 9% Bridge Promissory Note in the aggregate principal amount of up to $3,000,000 issued by the Company to Insight, dated as of February 20, 2001. (Incorporated by reference to the Company’s Form 8-K, dated February 20, 2001 filed with the Commission on April 12, 2001)
99	.2*	Form of 10% Bridge Promissory Note in the aggregate principal amount of up to $1,500,000 issued by the Company to Insight, dated as of March 28, 2001. (Incorporated by reference to the Company’s Form 8-K, dated February 20, 2001 filed with the Commission on April 12, 2001)
99	.3*	Form of Loan and Security Agreement with SVB dated as of April 25, 2001. (Incorporated by reference to the Company’s Form 10-Q, dated May 15, 2001 filed with the Commission on May 15, 2001)
99	.4*	Form of 12% Bridge Promissory Note in the aggregate principal amount of up to $7,000,000 issued by the Company to Insight, dated as of June 1, 2001. (Incorporated by reference to the Company’s Form 8-K, dated June 1, 2001 filed with the Commission on June 11, 2001)
99	.5*	Form of Security Agreement, dated as of July 26, 2001, by and among the Company, eXstatic and Insight. (Incorporated by reference to the Company’s Form 8-K, dated July 26, 2001 filed with 30 the Commission on August 10, 2001)
99	.6*	Form of Undertaking Letter, dated April 16, 2001 between Exchange and Insight. (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K, dated April 16, 2001)
99	.7*	Form of Loan Modification Agreement between Silicon Valley Bank (“SVB”) and Exchange Applications, Inc. and eXstatic Software, Inc. (Filed as Exhibit 99.21 to the Company’s Quarterly Report on Form 10-Q, dated August 14, 2001)
99	.8*	Letter Agreement dated August 29, 2001 between the Company and Insight. (Incorporated by reference to the Company’s Form 8-K, dated August 29, 2001 filed with the Commission on September 12, 2001)
99	.9*	Amendment No. 1 to the Security Agreement, dated as of August 29, 2001, between the Company and Insight. (Incorporated by reference to the Company’s Form 8-K, dated August 29, 2001 filed with the Commission on September 12, 2001)
99.10		Letter to Commission pursuant to Temporary Note 3T, dated May 6, 2002.
99.11		Form of Amended and Restated Loan and Securities Agreement, dated May 3, 2002, between the Company and SVB.
99.12		Form of Accounts Receivable Financing Agreement, dated May 3, 2002, between the Company and SVB.
99.13		Form of Security Agreement, dated May 3, 2002, between the Company and Insight.
99.14		Form of Senior Secured Note, dated May 3, 2002 between the Company and Insight.
99.15		Form of Contingent Value Right, dated May 3, 2002, between the Company and Insight.

Exhibits

99.16	Form of Securities Purchase Agreement, dated May 3, 2002, between the Company and Insight.

*	Incorporated by reference

      (b) Current Reports on Form 8-K:

      The Company filed a Form 8-K on November 26, 2001 as an Item 5 for the cancellation of its Special Shareholder Meeting that was scheduled to be held on December 10, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on this 14th day of May, 2002.

EXCHANGE APPLICATIONS, INC.

By	/s/ J. CHRISTOPHER WAGNER

J. Christopher Wagner
Chief Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. CHRISTOPHER WAGNER J. Christopher Wagner	President, Chief Executive Officer and Director (Principal Executive, Financial and Accounting Officer)	May 14, 2002
/s/ ANDREW J. FRAWLEY* Andrew J. Frawley	Chairman of the Board	May 14, 2002

/s/ STEVEN PERKINS* Steven Perkins	Director	May 14, 2002

/s/ RAMANAN RAGHAVENDRAN* Ramanan Raghavendran	Director	May 14, 2002

/s/ DEVEN PAREKH* Deven Parekh	Director	May 14, 2002

EXHIBIT INDEX

Exhibits

3	.1*	Form of Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, dated July 22, 1998, File No.333-59613)
3	.2*	Form of Amended and Restated By-laws of the Registrant (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
4	.1*	Specimen Certificate for Shares of the Registrant’s Common Stock, $.001 par value (filed as Exhibit 4.1 to Pre-Effective No. 3 to the Company’s Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
4	.2*	Amended and Restated Registration Rights Agreement dated December 4, 1997 (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
4	.3*	Certificate of Designation of Series A Preferred Stock of Exchange, dated as of January 10, 2001. (Incorporated by reference to the Company’s Form 8-K, dated January 10, 2001, filed with the Commission on January 24, 2001)
4	.4*	Registration Rights Agreement by and among Exchange and the purchasers of the Series A Preferred Stock, dated as of January 10, 2001. (Incorporated by reference to the Company’s Form 8-K, dated January 10, 2001, filed with the Commission on January 24, 2001)
4	.5*	Form of Amended and Restated Registration Rights Agreement, dated as of February 20, 2001, by and among the Company and Insight. (Incorporated by reference to the Company’s Form 8-K, dated February 20, 2001 filed with the Commission on April 12, 2001)
4	.6*	Form of Second Amended and Restated Registration Right Agreement, dated as of March 28, 2001, by and among the Company and Insight. (Incorporated by reference to the Company’s Form 8-K, dated February 20, 2001 filed with the Commission on April 12, 2001)
4	.7*	Form of Third Amended and Restated Registration Rights Agreement, dated as of June 1, 2001, by and among the Company and Insight. (Incorporated by reference to the Company’s Form 8-K, dated June 1, 2001 filed with the Commission on June 11, 2001)
4	.8*	Form of Fourth Amended and Restated Registration Right Agreement, dated as of July 26, 2001, by and among the Company and Insight. (Incorporated by reference to the Company’s Form 8-K, dated July 26, 2001 filed with the Commission on August 10, 2001)
4	.9*	Form of Fifth Amended and Restated Registration Right Agreement, dated as of August 29, 2001, by and among the Company and Insight. (Incorporated by reference to the Company’s Form 8-K, dated August 29, 2001 filed with the Commission on September 12, 2001)
10	.1*	Form of 1998 Stock Incentive Plan, with related forms of stock option agreements (filed as Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated November 13, 1998, File No. 333-59613)
10	.2*	Form of 1996 Stock Incentive Plan, as amended, with related forms of stock option agreements and form of restricted stock agreement (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
10	.3*	Form of 1998 Director Stock Option Plan, with related form of stock option agreement (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
10	.4*	Form of 1998 Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
10	.5*	401(k) Plan (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
10	.6*	Stock Purchase and Waiver Agreement, dated December 4, 1997 (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
10	.7*	Amended and Restated Stockholders Agreement dated December 4, 1997 (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)

Exhibits

10	.8*	Letter Agreement, dated December 22, 1997, between the Registrant and Fleet National Bank, as amended, and the related Promissory Note (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
10	.9*	Office lease for 89 South Street, Boston, Massachusetts (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1, dated July 22, 1998, File No. 333-59613)
10	.10*	Payment and Registration Rights Agreement, dated December 28, 1999, between the Registrant and MicroStrategy, Inc. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K, dated March 30, 2000, File No. 000-24679)
10	.11*	Software Development and OEM Agreement, dated December 28, 1999, between the Registrant and MicroStrategy, Inc. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K, dated March 30, 2000, File No. 000-24679)
10	.12*	Value Added Reseller Agreement, dated December 28, 1999, between the Registrant and MicroStrategy, Inc. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K, dated March 30, 2000, File No. 000-24679)
10	.13*	Exchange Agreement relating to stock options, dated December 1, 2000 (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, dated April 16, 2001, File No. 000-24679)
10	.14*	Form of Undertaking Letter, dated April 16, 2001, between the Company and Insight (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, dated April 16, 2001, File No. 000-24679)
10	.15*	Securities Purchase Agreement, dated as of January 10, 2001, by and among Exchange and the purchasers of the Series A Preferred Stock, includes all Schedules thereto. (Incorporated by reference to the Company’s Form 8-K, dated January 10, 2001, filed with the Commission on January 24, 2001)
10	.16*	Form of Securities Purchase Agreement, dated as of February 20, 2001, by and among the Company and Insight. (Incorporated by reference to the Company’s Form 8-K, dated February 20, 2001 filed with the Commission on April 12, 2001)
10	.17*	Form of Warrant issued by the Company to Insight, dated February 20, 2001. (Incorporated by reference to the Company’s Form 8-K, dated February 20, 2001 filed with the Commission on April 12, 2001)
10	.18*	Form of Securities Purchase Agreement, dated as of March 28, 2001, by and among the Company and InSight. (Incorporated by reference to the Company’s Form 8-K, dated February 20, 2001 filed with the Commission on April 12, 2001)
10	.19*	Form of Warrant issued by the Company to Insight, dated March 28, 2001. (Incorporated by reference to the Company’s Form 8-K, dated February 20, 2001 filed with the Commission on April 12, 2001)
10	.20*	Form of Warrant, dated April 16, 2001, issued to Insight by the Company (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, dated April 16, 2001, File No. 000-24679)
10	.21*	Form of Securities Purchase Agreement, dated as of June 1, 2001, by and among the Company and InSight. (Incorporated by reference to the Company’s Form 8-K, dated June 1, 2001 filed with the Commission on June 11, 2001)
10	.22*	Form of Warrant issued by the Company to Insight, dated June 1, 2001. (Incorporated by reference to the Company’s Form 8-K, dated June 1, 2001 filed with the Commission on June 11, 2001)
10	.23*	Form of Securities Purchase Agreement, dated as of July 26, 2001, by and among the Company, eXstatic and Insight. (Incorporated by reference to the Company’s Form 8-K, dated July 26, 2001 filed with the Commission on August 10, 2001)
10	.24*	Form of 12% Senior Subordinated Convertible Debenture issued by the Company to Insight, dated July 26, 2001. (Incorporated by reference to the Company’s Form 8-K, dated July 26, 2001 filed with the Commission on August 10, 2001)
10	.25*	Form of 12% Senior Secured Convertible Debenture issued by the Company to the Purchasers, dated August 29, 2001. (Incorporated by reference to the Company’s Form 8-K, dated August 29, 2001 filed with the Commission on September 12, 2002)

Exhibits

10	.26*	Form of Warrant, dated August 29, 2001, issued by the Company to the Purchasers (Incorporated by reference to the Company’s Form 8-K, dated August 29, 2001 filed with the Commission on September 12, 2002.)
10	.27*	Form of Securities Purchase Agreement, dated as of August 29, 2001, by and between the Company and the Purchasers. (Incorporated by reference to the Company’s Form 8-K, dated August 29, 2001 filed with the Commission on September 12, 2001)
10.28		Amendment No. 1 to warrants to purchase Stock, dated May 2, 2002, between the Company and Silicon Valley Bank (“SVB”)
10.29		Form of Employment Agreement dated August 27, 2001 between the Company and Andrew J. Frawley.
10.30		Form of Employment Agreement dated July 26, 2001 between the Company and J. Christopher Wagner.
10.31		Form of Software Marketing Agreement, dated May 29, 1997, by and between the Company and Acxiom Corporation.
21.1		Subsidiaries of Registrant
23.1		Consent of Arthur Andersen LLP, Independent Public Accountants
99	.1*	Form of 9% Bridge Promissory Note in the aggregate principal amount of up to $3,000,000 issued by the Company to Insight, dated as of February 20, 2001. (Incorporated by reference to the Company’s Form 8-K, dated February 20, 2001 filed with the Commission on April 12, 2001)
99	.2*	Form of 10% Bridge Promissory Note in the aggregate principal amount of up to $1,500,000 issued by the Company to Insight, dated as of March 28, 2001. (Incorporated by reference to the Company’s Form 8-K, dated February 20, 2001 filed with the Commission on April 12, 2001)
99	.3*	Form of Loan and Security Agreement with SVB dated as of April 25, 2001. (Incorporated by reference to the Company’s Form 10-Q, dated May 15, 2001 filed with the Commission on May 15, 2001)
99	.4*	Form of 12% Bridge Promissory Note in the aggregate principal amount of up to $7,000,000 issued by the Company to Insight, dated as of June 1, 2001. (Incorporated by reference to the Company’s Form 8-K, dated June 1, 2001 filed with the Commission on June 11, 2001)
99	.5*	Form of Security Agreement, dated as of July 26, 2001, by and among the Company, eXstatic and Insight. (Incorporated by reference to the Company’s Form 8-K, dated July 26, 2001 filed with 30 the Commission on August 10, 2001)
99	.6*	Form of Undertaking Letter, dated April 16, 2001 between Exchange and Insight. (Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K, dated April 16, 2001)
99	.7*	Form of Loan Modification Agreement between Silicon Valley Bank (“SVB”) and Exchange Applications, Inc. and eXstatic Software, Inc. (Filed as Exhibit 99.21 to the Company’s Quarterly Report on Form 10-Q, dated August 14, 2001)
99	.8*	Letter Agreement dated August 29, 2001 between the Company and Insight. (Incorporated by reference to the Company’s Form 8-K, dated August 29, 2001 filed with the Commission on September 12, 2001)
99	.9*	Amendment No. 1 to the Security Agreement, dated as of August 29, 2001, between the Company and Insight. (Incorporated by reference to the Company’s Form 8-K, dated August 29, 2001 filed with the Commission on September 12, 2001)
99.10		Letter to Commission pursuant to Temporary Note 3T, dated May 6, 2002.
99.11		Form of Amended and Restated Loan and Securities Agreement, dated May 3, 2002, between the Company and SVB.
99.12		Form of Accounts Receivable Financing Agreement, dated May 3, 2002, between the Company and SVB.
99.13		Form of Security Agreement, dated May 3, 2002, between the Company and Insight.
99.14		Form of Senior Secured Note, dated May 3, 2002 between the Company and Insight.

Exhibits

99.15	Form of Contingent Value Right, dated May 3, 2002, between the Company and Insight.
99.16	Form of Securities Purchase Agreement, dated May 3, 2002, between the Company and Insight.

*	Incorporated by reference