Form 10-Q
period 2002-03-31
EXCHANGE APPLICATIONS INC
filed 2002-05-15
CIK 1065857

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

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

Registrant’s telephone number, including area code 617-737-2244

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

Yes     No

State the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Number of Shares: 1,152,892	Outstanding as of: May 15, 2002

Exchange Applications, Inc.

Form 10-Q for the Three Months Ended March 31, 2002

		Page Number

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

	Consolidated Balance Sheets as of December 31, 2001 and March 31, 2002	3

	Consolidated Statements of Operations for the three months ended March 31, 2001 and 2002	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2002	5

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	10

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	18

	PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 6.	Exhibits and Reports on Form 8-K	19

	Signatures	20

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,	March 31,
	2001	2002

ASSETS

Current assets:

Cash and cash equivalents	$7,074	$3,760

Accounts receivable, net of allowance for doubtful accounts	7,031	5,960

Prepaid expenses and other current assets	1,874	775

Total current assets	15,979	10,495

Property and equipment, net	6,187	5,249

Goodwill	20,407	20,782

Other intangible assets	375	—

Other assets	290	285

Total assets	$43,238	$36,811

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$3,961	$3,202

Accrued expenses	16,345	16,513

Note payable to certain former shareholders of Customer Analytics	2,487	2,513

Line of credit	4,169	2,909

Current portion of capital leases	1,232	645

Deferred revenue	3,975	3,711

Total current liabilities	32,169	29,493

Long term portion of capital leases	63	16

Convertible debentures	3,102	5,104

Redeemable convertible preferred stock	5,650	6,080

Stockholders’ equity:

Preferred Stock; $.001 par value — 10,000,000 shares authorized, zero shares outstanding at December 31, 2001 and March 31, 2002,	—	—

Common Stock, $.001 par value — 50,000,000 shares authorized; 1,152,892 shares issued at December 31, 2001 and March 31, 2002	1	1

Additional paid-in capital	299,547	299,605

Accumulated deficit	(297,030)	(303,198)

Other comprehensive income	(264)	(290)

Treasury stock, at cost; 12,219 shares at December 31, 2001 and March 31, 2002	—	—

Total stockholders’ equity (deficit)	2,254	(3,882)

Total liabilities and stockholders’ equity (deficit)	$43,238	$36,811

The accompanying notes are an integral part of these consolidated financial statements.

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and share amounts)

	Three Months Ended
	March 31
	2001	2002

Revenues:

Software license fees	$9,045	$2,741

Services and maintenance	6,715	3,648

Total revenues	15,760	6,389

Cost of revenues:

Software license fees	203	70

Services and maintenance	4,514	1,506

Total cost of revenues	4,717	1,576

Gross profit	11,043	4,813

Operating expenses:

Sales and marketing	10,280	2,259

Research and development	6,221	2,256

General and administrative	4,241	2,040

Amortization of goodwill and intangibles	5,130	—

Amortization of MicroStrategy non-current asset	4,906	—

Restructuring charge	—	357

Total operating expenses	30,778	6,912

Loss from operations	(19,735)	(2,099)

Interest income (expense):

Interest income	54	17

Interest expense	(595)	(3,597)

Total interest income (expense), net	(541)	(3,580)

Loss before provision for income taxes	(20,276)	(5,679)

Provision for income taxes	6	—

Net loss	$(20,282)	$(5,679)

Accretion to redemption value of Series A redeemable convertible preferred stock	415	487

Net loss available to common stockholders	$(20,697)	$(6,166)

Net loss per common share (Note 2(c)):

Basic and diluted net loss per share applicable to common stockholders	$(18.92)	$(5.41)

Basic and diluted weighted average common shares outstanding	1,093,915	1,140,673

The accompanying notes are an integral part of these consolidated financial statements.

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2001	2002

Cash flows from operating activities:

Net loss	$(20,282)	$(5,679)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and other amortization	1,305	885

Amortization of MicroStrategy asset	4,906	—

Compensation expense associated with stock options	31	—

Non-cash interest related to convertible debentures	—	3,425

Non cash interest expense related to MicroStrategy obligation	339	—

Non-cash interest related to notes payable to Customers Analytics shareholders	27	26

Non-cash interest expense related to notes payable to Insight Venture Partners	74	—

Amortization of goodwill and intangibles	5,130	—

Non-cash interest expense related to warrants issued to Silicon Valley Bank	—	40

Non-cash restructuring charge	—	94

Changes in operating assets and liabilities:

Accounts receivable	4,192	1,071

Prepaid expenses and other current assets	117	1,059

Accounts payable	(1,388)	(759)

Accrued expenses	(882)	(1,255)

Deferred revenue	(305)	(264)

Net cash used in operating activities	(6,736)	(1,357)

Cash flows from investing activities:

Purchases of property and equipment	(1,151)	(42)

Decrease in other assets	171	5

Net cash used in investing activities	(980)	(37)

Cash flows from financing activities:

Proceeds from the issuance of Series A redeemable convertible preferred stock, net of issuance costs	4,587	—

Proceeds from the issuance of notes payable to Insight VentureCapital Partners	4,432	—

Repayments under capital leases	(482)	(634)

Repayment of notes payable to Customer Analytics shareholders	(2,460)	—

Repayment of line of credit	—	(1,260)

Exercise of common stock options	99	—

Net cash provided by (used in) financing activities	6,176	(1,894)

Effect of exchange rate changes on cash and cash equivalents	(5)	(26)

Net decrease in cash and cash equivalents	(1,545)	(3,314)

Cash and cash equivalents, beginning of period	8,617	7,074

Cash and cash equivalents, end of period	$7,072	$3,760

The accompanying notes are an integral part of these consolidated financial statements

Supplemental disclosure of cash flow information

Cash paid for interest	$34	$112

Cash paid for income taxes	$6	—

Effect of beneficial conversion feature on Series A redeemable convertible preferred stock	$2,094	—

Issuance of warrants to Insight Venture Partners	$257	—

Accretion of dividends and discount on Series A redeemable convertible preferred stock	$201	$248

Accretion of discount, offering costs, and beneficial conversion feature on issuance of Series A redeemable preferred stock	$214	$239

Conversion of notes payable to Insight Venture Partners into Series A redeemable convertible preferred stock	$1,500	—

Equipment acquired under capital lease	$132	—

The accompanying notes are an integral part of these consolidated financial statements.

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Background and Basis of Presentation

         Exchange Applications, Inc. and its subsidiaries (the “Company”), doing business as Xchange, Inc., provides Customer Relationship Management (“CRM”) solutions that help companies earn a greater share of their customers’ business through relevant, personalized customer communications. The Company provides an open-platform CRM software and services solution that enables clients to customize offers based on profile information, synchronize offers across all customer channels in real-time and track the responses. This solution provides companies with the opportunity to improve their acquisition and retention of customers and increase customer relationship profitability.

         The Company is subject to a number of risks common to rapidly growing technology-based companies, including limited operating history, dependence on key individuals, rapid technological changes, competition from substitute products and larger companies, high customer concentration, and the need for successful development and marketing of its commercial products and services.

         The Company has sustained net losses and negative cash flows from operations in 2000, 2001 and the three months ended March 31, 2002. In addition, at March 31, 2002 the Company had a significant working capital deficit and certain notes payable mature in June 2002. The Company’s ability to meet its obligations in the ordinary course of the business and to continue as a going concern is dependent on its ability to reduce net operating expenses and refinance its existing obligations, or raise additional financing through public and private equity financing or other sources of financing to fund operations. There is no assurance that the Company will be successful in its efforts to raise additional capital, renegotiate its existing obligations or to sufficiently reduce its operating expenses, all of which may have a material adverse impact on the Company’s solvency.

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

         The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States. These statements include the accounts of Exchange Applications, Inc. and its wholly owned subsidiaries.

(b) Interim Financial Reporting

         Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the operating results for the interim periods ended March 31, 2001 and 2002, respectively. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 14, 2002.

(c) Net Loss Per Share

         In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic and diluted net loss per common share for the three months ended March 31, 2001 and 2002 is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Diluted weighted average shares outstanding for the three months ended March 31, 2001 and 2002 exclude the potential common shares from stock options, warrants, Series A redeemable convertible preferred stock and convertible debentures because to include such shares would have been antidilutive. As of March 31, 2001 and 2002, 246,986 and 6,211,704 potential common shares were outstanding.

(d) Comprehensive Income (Loss)

         The Company has adopted SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”). SFAS No. 130 requires that items defined as other comprehensive income (loss), such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income (loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income (loss) for the three months ended March 31, 2001 and 2002 are as follows:

	Three months ended
	March 31,
	2001	2002

	(in thousands)
Comprehensive income (loss):
Net income (loss)	$(20,282)	$(5,679)

Other comprehensive income (loss):

Foreign currency adjustment	(5)	(26)

Comprehensive income (loss)	$(20,287)	$(5,705)

(e) Goodwill and other intangibles

         Effective January 1, 2002, the Company adopted SFAS 142, Goodwill and Other Intangibles ("SFAS 142"), and accordingly will no longer amortize purchased intangibles over their estimated useful life. Rather, intangible assets will be subject to annual assessments of impairment. The Company will continue to assess the need for a future impairment charge upon adoption of SFAS 142. Pro forma net loss and basic and diluted net loss per share available to common stockholders for the three months ended March 31, 2001 had the Company applied SFAS 142 as of January 1, 2001 are $16.5 million and $15.58 per share, respectively.

(3) Amortization of MicroStrategy Assets

         The following amounts represent the components of the amortization of the MicroStrategy assets for the three months ended March 31, 2002 (in thousands):

Technology License	$2,037

Research and development workforce	2,037

Prepaid co-marketing services	832

Total amortization of MicroStrategy Assets	$4,906

         In the fourth quarter of 2001, the Company recognized an impairment charge for the unamortized balance of the MicroStrategy assets in connection with its decision to discontinue the use of the MicroStrategy technology in its updated release of Xchange 8.0 in December 2001. Therefore, there is no amortization related to the MicroStrategy assets for the three months ended March 31, 2002.

(4) Restructuring Charges

         In the first quarter of 2002, the Company undertook certain restructuring actions to better align its cost structure with its outlook on near term revenues and to conserve cash. The components of restructuring charges resulting from these actions are as follows (in thousands):

Severance	$264

Property and equipment	93

$357

         Severance costs relate to the elimination of 17 managerial and staff positions worldwide, comprising approximately 10% of the beginning of the year workforce in the following areas: three in sales and marketing, four in research and development, seven in professional services and three in administration. Property and equipment relate to non-cash write-offs of excess office furniture and computer equipment that has been removed from operations as a result of employee reductions.

         The following summarizes the activity in the Company’s restructuring accruals in 2002:

	Restructuring			Restructuring
	accrual at December			accrual at March
	31, 2001	Additions	Cash payments	31, 2002

	(in thousands)
Severance	$245	$264	$207	$302

Facilities related	3,992	—	396	3,596

Others	—	—	82	397

Total	$4,716	$264	$685	$4,295

         The severance accrued at March 31, 2002 will be paid out in installments through July 2, 2002. Facility costs will be paid out through 2005 based on the remaining lease terms of the abandoned facilities. Other accruals relate to non-cancelable payments due for marketing events which have been canceled as a result of the Company’s cost containment initiatives.

(5) Subsequent Events

Additional Financing

         On May 3, 2002 the Company secured two credit facilities with Silicon Valley Bank (“SVB”).

         The first replaces the Company’s existing secured credit facility with a $4 million revolving credit facility secured by all the Company’s assets (“receivables line”). Availability under the receivables line is based on advances against the Company’s trade receivables. The line bears interest at SVB’s prime rate plus 2.5% points, and matures on May 3, 2003.

         The second line is a $4 million credit facility (“guaranteed line”) collateralized by a guarantee by Insight Venture Partners (“Insight”). The guaranteed line bears interest at SVB’s prime rate plus 0.5% points and matures on May 3, 2003. In consideration for SVB issuing the guaranteed line, the Company agreed to the repricing of 4,003 warrants previously issued to $1.38 per share. In the event of a default by the Company on the guaranteed line, the Company must sell, and Insight must buy, notes (“Insight Notes”) equal to the then outstanding principal and unpaid interest balance of the guaranteed line, the proceeds of which must be used to repay SVB in full. The Insight Notes will bear interest at a rate of 2% per month and mature 30 days after issuance. In the event of default, interest will increase by 1% point per month until the notes are repaid.

         In consideration for Insight guaranteeing the guaranteed line, the Company granted Insight a Contingent Value Right (“CVR”). Under the terms of the CVR agreement, Insight may request the Company redeem the CVR for a cash payment based on the occurrence of a “Trigger Event”. Trigger Events include: a) the sale of the Company; b) the Company achieving trailing 12 month consolidated revenues in excess of $50 million, or c) the Company achieving trailing 12 month consolidated earnings before interest, taxes, depreciation and amortization expense of $10 million. The value of the CVR will be $3.0 million, except in the event b) above, in which case the CVR will be the greater of $3.5 million or 7% of consolidated revenues, subject to a $10 million cap.

Offer from Investor Group

         On May 2, 2002, the Company announced it had received a preliminary offer from a group led by Insight to acquire the Company. The offer is non-binding and subject to customary conditions, including the execution of definitive agreements. The Company’s Board of Directors has formed a Special Independent Committee to evaluate the offer.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements regarding contingencies, future prospects, liquidity and capital expenditures herein under “Part I Financial Information—Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and detailed in our other filings with the Commission during the past 12 months.

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

Corporate Overview

         The Company was incorporated in November 1996. Prior to incorporation, the Company operated as a separate division of two entities, Grant & Partners, Inc. (“GPI”) and Grant & Partners Limited Partnership (“GPLP”). The Company’s activities during its early stages of operation focused on the development of software solutions to provide customer communications support to businesses. In 1995, the Company began providing professional services in the areas of marketing program design and execution and data warehousing. In March 1997, the Company ceased providing marketing program design services. The Company’s development efforts culminated in the introduction to market in July 1996 of Xchange Campaign. Since this initial introduction of Xchange Campaign, the Company has continued to focus significant resources on the development of additional functionality and features of its original products as well as the development and acquisition of additional solutions within the Company’s CRM solution set including Xchange Real Time, Xchange eMessaging and Xchange Analytics. In October 2001 the Company announced Xchange 8, which is a bundling of the Company’s existing products, as part of a strategy to move away from selling individual software components to selling an integrated set of software solutions

         The Company also has continued to expand its marketing activities, build the Xchange identity, develop the competencies of the professional services group, establish international sales and distribution channels and develop its general and administrative infrastructure.

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

         Intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value for the asset may not be recoverable. In 2001, the Company recorded impairment charges relative to its investment in MicroStrategy technology and acquisition of CA. In both instances the Company made the strategic decision to no longer sell or support the products or assets underlying the original acquisitions. During the fourth quarter of 2001, in response to continuing negative operating trends, the Company determined that the remaining goodwill balance was impaired based upon a third-party indication of value of the Company as a whole. The Company recorded an additional impairment charge of the carrying value of such goodwill in the amount of $3.8 million.

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

         Significant management judgement is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company recorded a valuation allowance of $65.2 million as of December 31, 2001, due to uncertainties related to its ability to utilize some of its deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which the Company operates and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods the Company may need to adjust its valuation allowance which could materially impact its financial position and results of operations.

Restructuring Charges

         In the first quarter of 2002, the Company undertook certain restructuring actions to better align its cost structure with its outlook on near term revenues and to conserve cash. The components of restructuring charges resulting from these actions is as follows (in thousands):

Severance	$264

Property and Equipment	93

$357

         Severance costs relate to the elimination of 17 managerial and staff positions worldwide, comprising approximately 10% of the beginning of the year workforce in the following areas: three in sales and marketing, four in research and development, seven in professional services and three in administration. Property and equipment relates to non-cash write-offs of excess office furniture and computer equipment that has been removed from operations as a result of employee reductions.

         The following summarizes the activity in the Company’s restructuring accruals in 2002:

	Restructuring			Restructuring
	accrual at December			accrual at March
	31, 2001	Additions	Cash payments	31, 2002

	(in thousands)
Severance	$245	$264	$207	$302

Facilities related	3,992	—	396	3,596

Others	479		82	397

Total	$4,716	$264	$685	$4,295

         The severance accrued at March 31, 2002 will be paid out in installments through July 2, 2002. Facility costs will be paid out through 2005 based on the remaining lease terms of the abandoned facilities. Other accruals relate to non-cancelable payments due for marketing events which have been canceled as a result of the Company’s containment initiatives.

Three Months Ended March 31, 2001 and 2002

Revenues

			increase (decrease)
			Q1 2001 to Q1 2002
	Q1 2001	Q1 2002	$	%

	(in millions)
Software license fees	$9.1	$2.7	$(6.4)	(69.7%)

Services and maintenance	6.7	3.7	(3.0)	(45.7%)

Total revenue	$15.8	$6.4	$(9.4)	(59.5%)

         The Company’s total revenues decreased by $9.4 million, or 59.5%, from $15.8 million in Q1 2001 to $6.4 million in Q1 2002. In Q1 2001, the Company’s top five customers accounted for 49.6% of total revenues compared to 34.2% for Q1 2002. None of the top five customers during Q1 2001 was a top five customer during Q1 2002. The two largest customers during Q1 2001 represented 25.2% and 8.8% of total revenues, respectively, while the two largest customers for Q1 2002 represented 11.7% and 9.0% of total revenues, respectively.

         Software license fees decreased by $6.4 million, or 69.7%, from $9.1 million in Q1 2001 to $2.7 million in Q1 2002. Included in software license fee revenue in Q1 2001 was $4.0 million from Carreker Corporation (“Carreker”) related to guaranteed royalties on sales of the EnAct product. In Q4 2001, the Company decided to discontinue the sales and support of the EnAct product and sold the EnAct technology to Carreker, therefore there was no comparable EnAct royalty revenue in Q1 2002. The remaining decrease is attributed primarily to: (i) decrease in demand for the Company’s products, (ii) longer sales cycles, and (iii) fewer sales resulting from a general market slowdown for information technology spending. The Company expects revenues to increase moderately for the remainder of 2002 as direct sales representatives achieve productivity and the new Xchange 8 product suite gains market acceptance. As of March 31, 2002, the Company had 16 direct sales representatives, down from 29 at March 31, 2001.

         Services and maintenance revenues decreased by $3.0 million, or 45.7%, from $6.7 million in Q1 2001 to $3.7 million at Q1 2002. The decrease is attributed to decreases in services engagement revenue of $2.0 million, eMessaging ASP revenue of $.6 million and maintenance revenue of $.4 million. The decrease in services engagement revenue is due partially to the reduction in software license fees revenue, resulting in reduced software implementation and integration services, and partially to the Company’s strategy of selling software licenses through third-party resellers that perform the services work historically performed by the Company. The decrease in eMessaging ASP revenue reflects the growing competition for these services due to excess eMessaging capacity in the marketplace. The decrease in maintenance reflects the decrease in the Company’s base of customers due to customers electing to not renew annual maintenance.

         Services and maintenance revenue was 57% of total revenues in Q1 2002. The Company anticipates this mix to shift to a higher percentage of software license fee revenue over the course of 2002 as the Company strengthens its relationships with third-party software resellers, thereby reducing services engagement and revenue opportunities, while maintenance revenue will grow at a slower rate resulting from lower new customer growth in the latter half of 2001.

Cost of Revenues

			increase (decrease)
			Q1 2001 to Q2 2002
	Q2 2001	Q1 2002	$	%

	(in millions)
Software license fees	$.2	$.1	$(.1)	(65.5%)

Services and maintenance	4.5	1.5	(3.0)	(66.6%)

Total cost of revenue	$4.7	$1.6	$(3.1)	(66.6%)

         Cost of software license fees consists primarily of royalty payments made to third-parties for licensed intellectual property included in Xchange software products, and cost associated with software packaging and distribution. While the cost of software license fees decrease in absolute dollars from $203,000 in Q1 2001 to $70,000 in Q1 2002, it increased as a percentage of software license fee revenue from 2.2% to 2.5%. The slight increase as a percentage of software license fee revenue is due to an increase in the third-party royalties for components of the Xchange 8.0 product suite. As the Company migrates from selling its software components individually to selling them combined in the Xchange 8.0 product suite it anticipates selling a larger number of third-party software components and, therefore, the cost of revenues as a percentage of software license fee revenues is expected to increase in the future.

         Cost of services and maintenance consists primarily of personnel, facilities and system costs incurred in providing professional consulting services, training, hosting software services for the Xchange eMessaging software product, and customer support services. Cost of services and maintenance as a percentage of services and maintenance revenue was 67.2% in Q1 2001 and 41.3% in Q1 2002. The decrease in cost of services and maintenance in both absolute dollars and a percentage of services and maintenance revenues is due primarily to corrective actions the Company took throughout the later half of 2001 and into Q1 of 2002 designed to adjust its infrastructure cost downward to better match the lower anticipated level of revenues. These actions included reducing the headcount of billable consultants, customer support staff and management from 111 at March 31, 2001 to 42 at March 31, 2002 through both employee severance and attrition, as well as rationalizing facility and other infrastructure costs.

         Overall gross profit percentage improved from 70.1% in Q1 2001 to 75.3% in Q1 2002, as a result of the Company’s costs containment efforts and anticipated shift to a higher percentage of software license fee revenue. The Company anticipates the gross profit percentage will continue to improve throughout 2002.

Operating Expenses

			increase (decrease)
			Q1 2001 to Q2 2002
	Q1 2001	Q1 2002	$	$

	(in millions)
Sales and marketing	$10.3	$2.3	$(8.0)	(78.0%)

         Sales and marketing expense consists primarily of employee salaries and benefits for sales and marketing personnel, commissions and promotional expenses. Sales and marketing expense decreased by $8.0 million, or 78.0%, from $10.3 million in Q1 2001 to $2.3 million in Q1 2002. Sales and marketing expenses decreased as a percentage of revenue from 65% in Q1 2001 to 35% in Q1 2002. Included in sales and marketing expense in Q1 2001 was approximately $900,000 related to an off-site Company sales and strategy meeting which did not take place in 2002. The remainder of the decrease is due to the Company’s corrective actions in the later half of 2001 and into Q1 of 2002 designed to adjust its infrastructure costs downward to better match the lower anticipated revenues. These actions included reducing the headcount of direct salesmen, sales support, marketing and management personnel from 126 at March 31, 2001 to 37 at March 31, 2002 through employee severance and attrition, as well as rationalizing facilities and other infrastructure costs and canceling a number of significant marketing related promotional activities.

			increase (decrease)
			Q1 2001 to Q2 2002
	Q1 2001	Q1 2002	$	$

	(in millions)
Research and development	$6.2	$2.3	$(3.9)	(63.7%)

         Research and development expense consists primarily of employee salary and benefits, consultant costs and equipment and software maintenance costs associated with new product development, enhancement of existing products and quality assurance activities. Research and development costs decreased by $3.9 million, or 63.7% from

$6.2 million in Q1 2001 to $2.3 million in Q1 2002. Research and development costs as a percentage of revenue decreased from 39% in Q1 2001 to 35% in Q1 2002. The decrease in both absolute dollars and as a percentage of revenue is the result of corrective actions the Company took in the latter part of 2001 and into Q1 2002 to reprioritize its investments and commitment to existing and new product offerings and features given its reduced revenue base and need to conserve cash. These actions included reducing research and development, engineering and management personnel from 142 at March 31, 2001 to 59 at March 31, 2002 through employee severance and attrition, reduced use of third-party consultants and rationalizing facility and other infrastructure related costs.

			increase (decrease)
			Q1 2001 to Q2 2002
	Q1 2001	Q1 2002	$	$

	(in millions)
General and administrative	$4.2	$2.0	$(2.2)	(51.9%)

         General and administrative expense consists primarily of employee salaries and related costs, outside professional fees, provision for uncollectible accounts receivable and equipment and software depreciation cost associated with the finance, legal, human resources, information systems and executive functions of the Company. General and administrative expenses decreased $2.2 million, or 51.9%, from $4.2 million in Q1 to $2.0 million in Q1 2002. The decrease is the result of corrective actions the Company took in the later part of 2001 and into Q1 of 2002 designed to reduce general and administrative expenses in line with the overall reduced infrastructure needs of the Company and the need to conserve cash. The actions included reducing general and administrative headcount from 73 at March 31, 2001 to 20 at March 31, 2002 through employee severance and attrition, and rationalizing facility and other infrastructure costs.

			increase (decrease)
			Q1 2001 to Q2 2002
	Q1 2001	Q1 2002	$	$

	(in millions)
Amortization of MicroStrategy asset	$4.9	$—	$(4.9)	(100.0%)

Amortization of goodwill and intangibles	5.1	—	(5.1)	(100.0%)

	$10.0	$—	$(10.0)	(100.0%)

         In 2001, the Company amortized its purchased intangibles and its investment in MicroStrategy assets over these asset’s estimated useful lifes in accordance with then generally accepted accounting principals. In Q4 2001, the Company recorded impaired charges to fully write-off its investments in MicroStrategy assets and intangible assets related to the acquisition of CA, and to partially write-off its intangible assets associated with the KSP acquisition. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangibles (“SFAS 142”), and accordingly will no longer amortize purchased intangibles over their estimated useful life. Rather, intangible assets will be subject to annual assessments of impairment. The Company will continue to assess the need for a future impairment charge upon adoption of SFAS 142.

Interest income (expense), net

			increase (decrease)
			Q1 2001 to Q2 2002
	Q1 2001	Q1 2002	$	$

	(in millions)
Interest income (expense), net	$(.5)	$(3.6)	$(3.1)	(561.7%)

         Interest expense, net in Q1 2001 was comprised of $339,000 of non-cash interest expense associated with the MicroStrategy obligation, $74,000 of non-cash interest associated the amortization of discounts of the issuance of $4.5 million of convertible notes to Insight Venture Partners (“Insight”), $30,000 in interest payable on convertible notes payable to certain former shareholders of CA, $88,000 in interest on capital leases and other lease obligations, offset by $54,000 of interest income. Interest expense, net in Q1 2002 was comprised primarily of $2.0 million in non-cash interest related to the accretion of discounts on convertible debentures, $1.4 million in non-cash interest related to the convertible debentures, $40,000 of non-cash interest related to warrants issue to Insight, $62,000 related to interest on the Company’s bank line of credit and $37,000 related to the notes payable.

Provision for Income Taxes

         For the three months ended March 31, 2001 the Company recorded an income tax provision of $6,000 related primarily to minimum state income tax requirements. No provision for foreign, federal, or state income taxes was required for the three months ended March 31, 2002.

Liquidity and Capital Resources

         Since inception, the Company has financed it’s operations primarily through the sale of equity securities in private placements, the issuance of notes payable to related parties, the issuance of convertible debentures and the sales of common stock as part of its initial public stock offering in December 1998 and its follow-on public stock offering in June 1999. The Company also has utilized $2.9 million of a $5 million secured credit from Silicon Valley Bank (“SVB”). As of March 31, 2002 the Company had $3.8 million in cash and cash equivalents.

         The Company has sustained net losses and negative cash flows from operations in 2000 and 2001 and the three months ended March 31, 2002. In addition, as of March 31, 2002 the Company has a significant working capital deficit, its bank line of credit matured on April 25, 2002, and certain other notes payable are due in June 2002. The Company’s ability to meet its obligations in the ordinary course of business and to continue as a going concern is dependent on its ability to reduce net operating expenses and refinance its existing obligations, or raise additional financing through public or private equity financing or other sources of financing to fund operations. There is no assurance that the Company will be successful in its efforts to renew its credit facility, raise additional capital, renegotiate its existing obligations or to sufficiently reduce it operating expenses, all of which may have a material adverse impact on the Company’s solvency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result in the event of the occurrence of this uncertainty.

         For the three months ended March 31, 2002, net cash used in operating activities was $1.4 million, resulting primarily from a loss of $1.2 million before depreciation expense and other non-cash charges and an increase in working capital of $152,000.

         Net cash used by financing activities of $1.9 million was comprised of net pay-downs against the SVB line of credit of $1.3 million and capital leases of $633,000.

         On May 3, 2002 the Company secured from SVB two secured credit facilities. The first replaces the Company’s previous secured credit facility with a $4 million revolving credit facility secured by all the Company’s assets. Availability under the line is based on advances against the Company’s accounts receivable in a similar fashion as the previous secured credit line. The line bears interest at SVB’s prime rate plus 2.5% points and matures in one year. The second line is a $4 million credit facility collateralized (“guaranteed line”) by a guarantee by Insight. The guaranteed line bears interest at SVB’s prime rate plus 0.5% points. In the event of a default on the guaranteed line, Insight must purchase, and the Company must sell, notes equal to the then outstanding principal and interest on the collateralized line, the proceeds of which must be used to repay SVB in full.

         On May 2, 2002 the Company announced it had received a preliminary offer from a group led by Insight to acquire the Company. The offer is non-binding and subject to customary conditions, including the execution of definitive agreements. The Company’s Board of Directors has formed a Special Independent Committee to evaluate the offer.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

         The following discussion about the Company’s market risk disclosures involves forward looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

         The Company currently has sales offices in the United Kingdom, Japan, and Australia, in addition to the United States. The Company’s revenues from international operations have been denominated in foreign currencies which historically have been stable in relation to U.S. dollars. As a result, the gain or loss from foreign currency transactions has not been material to its operating results. As of March 31, 2002, the material assets and liabilities denominated in foreign currencies include accounts receivable, accounts payable and cash and cash equivalents. Due to the stability of the foreign economies where these assets and liabilities are denominated, the Company has not adopted a policy of hedging foreign currency risks. While it is anticipated that foreign transactions will continue to be denominated in local currencies, the Company expects to use hedging instruments to offset potential currency exposures arising as its international operations expand into less stable economic environments.

Part II – Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The Company held a Special Meeting of Shareholders on February 27, 2002 to consider the matters set forth below:

         The Company submitted a proposal to amend the Company’s Certificate of Incorporation to effect a reverse stock split at a ratio of 1:10, 1:20, 1:30, or 1:40. The results of the proposal, adjusted to reflect the reverse stock split effected by the Company as of March 18, 2002, were as follows:

For	Against	Abstain	No Vote

1,135,409	36,166	2,287	1,375

         The Company submitted a proposal to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock that the Company is authorized to issue from 150,000,000 to 400,000,000 (such proposal to be implement only in lieu of, and not in conjunction with, the proposal set forth above). The results of the proposal, adjusted to reflect the reverse stock split effected by the Company as of March 18, 2002, were as follows:

For	Against	Abstain	No Vote

1,107,077	64,002	2,783	1,375

         The Company submitted a proposal to ratify an amendment to the 1998 Stock Incentive Plan to increase the number of shares authorized for issuance thereunder. The results of the proposal, adjusted to reflect the reverse stock split effected by the Company as of March 18, 2002, were as follows:

For	Against	Abstain	No Vote

406,586	96,313	5,595	666,743

         The Company submitted a proposal to approve the issuance of shares of Common Stock upon conversion of shares of Series A Convertible Reedemable Preferred Stock. The results of the proposal, adjusted to reflect the reverse stock split effected by the Company as of March 18, 2002, were as follows:

For	Against	Abstain	No Vote

460,808	44,023	3,663	666,743

More information about each of these matters can be found in the Proxy Statement filed by the Company on January 25, 2002.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

10.01*	Amendment No. 1 to warrants to purchase stock, dated May 3, 2002, between the Company and Silicon Valley Bank (“SVB”) (Incorporated by reference as Exhibit 10.28 to the Company’s Form 10-K, dated May 14, 2002)

99.01*	Amended and Restated Loan and Securities Agreement, dated May 3, 2002, between the Company and SVB. (Incorporated by reference as Exhibit 99.11 to the Company’s Form 10-K, dated May 14, 2002)

99.02*	Form of Accounts Receivable Financing Agreement, dated May 3, 2002, between the Company and SVB. (Incorporated by reference as Exhibit 99.12 to the Company’s Form 10-K, dated May 14, 2002)

99.03*	Form of Security Agreement, dated May 3, 2002, between the Company and Insight. (Incorporated by reference as Exhibit 99.13 to the Company’s Form 10-K, dated May 14, 2002)

99.04*	Form of Senior Secured Note, dated May 3, 2002 between the Company and Insight. (Incorporated by reference as Exhibit 99.14 to the Company’s Form 10-K, dated May 14, 2002)

99.05*	Form of Contingent Value Right, dated May 3, 2002, between the Company and Insight. (Incorporated by reference as Exhibit 99.15 to the Company’s Form 10-K, dated May 14, 2002)

99.06*	Form of Securities Purchase Agreement, dated May 3, 2002, between the Company and Insight. (Incorporated by reference as Exhibit 99.16 to the Company’s Form 10-K, dated May 14, 2002)

*	Incorporated by reference

(b)  Reports on Form 8-K

         Report on Form 8-K filed with the SEC on March 19, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCHANGE APPLICATIONS, INC. (Registrant)

Dated: May 15, 2002

	By:	/s/ J. Christopher Wagner J. Christopher Wagner President, Chief Executive Officer, (authorized officer and principal finance and accounting officer)