Form 10-Q
period 2002-06-30
EXCHANGE APPLICATIONS INC
filed 2002-08-19
CIK 1065857

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________.

Commission file number _________

EXCHANGE APPLICATIONS, INC.
(Exact name of registrant, as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3338916 (I.R.S. Employer Identification No.)

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

Yes No

State the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Number of Shares: 1,152,892	Outstanding as of: August 19, 2002

Exchange Applications, Inc.

Form 10-Q for the Three Months Ended June 30, 2002

PART I. FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,	June 30,
	2001	2002

ASSETS

Current assets:

Cash and cash equivalents	$7,074	$3,870

Accounts receivable, net of allowance for doubtful accounts	7,031	2,283

Prepaid expenses and other current assets	1,874	1,067

Total current assets	15,979	7,220

Property and equipment, net	6,187	3,941

Goodwill	20,407	20,782

Other intangible assets	375	—

Other assets	290	142

Total assets	$43,238	$32,085

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$3,961	$2,836

Accrued expenses	6,411	5,574

Accrued restructuring expenses	4,716	1,796

Accrued interest related to convertible debentures	2,132	4,449

Accrued acquisition reserves	3,086	3,059

Note payable to certain former shareholders of Customer Analytics	2,487	2,540

Line of credit	4,169	4,773

Current portion of capital lease obligations	1,232	170

Deferred revenue	3,975	3,086

Total current liabilities	32,169	28,283

Long term portion of capital lease obligations	63	14

Convertible debentures	3,102	7,127

Series A redeemable convertible preferred stock	5,650	6,519

Stockholders’ equity:

Preferred Stock; $.001 par value — 10,000,000 shares authorized, zero shares outstanding at December 31, 2001 and June 30, 2002,	—	—

Common Stock, $.001 par value —

50,000,000 shares authorized; 1,152,892 shares issued at December 31, 2001 and June 30, 2002	1	1

Additional paid-in capital	299,547	299,663

Accumulated deficit	(297,030)	(309,180)

Other comprehensive income	(264)	(342)

Treasury stock, at cost; 12,219 shares at December 31, 2001 and June 30, 2002	—	—

Total stockholders’ equity (deficit)	2,254	(9,858)

Total liabilities and stockholders’ equity (deficit)	$43,238	$32,085

The accompanying notes are an integral part of these consolidated financial statements.

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2002	2001	2002

Revenues:

Software license fees	$4,628	$1,321	$13,673	$4,062

Services and maintenance	6,179	3,219	12,894	6,866

Total revenues	10,807	4,540	26,567	10,928

Cost of revenues:

Software license fees	298	74	501	143

Services and maintenance	4,601	1,307	9,115	2,813

Total cost of revenues	4,899	1,381	9,616	2,956

Gross profit	5,908	3,159	16,951	7,972

Operating expenses:

Sales and marketing	9,448	2,167	19,728	4,427

Research and development	5,155	1,957	11,376	4,213

General and administrative	5,417	2,259	9,639	4,298

Amortization of goodwill and intangibles	5,189	—	10,319	—

Amortization of MicroStrategy non-current asset	4,906	—	9,812	—

Impairment of goodwill and intangible assets	19,349	—	19,349	—

Restructuring charge	7,460	(825)	7460	(468)

Total operating expenses	56,924	5,558	87,683	12,470

Loss from operations	(51,016)	(2,399)	(70,732)	(4,498)

Interest income (expense):

Interest income	62	8	116	25

Interest expense	(1,733)	(3,095)	(2,328)	(6,692)

Total interest income (expense), net	(1,671)	(3,087)	(2,212)	(6,667)

Loss before provision for income taxes	(52,687)	(5,486)	(72,944)	(11,165)

Provision for income taxes	6	—	12	—

Net loss	$(52,693)	$(5,486)	$(72,956)	$(11,165)

Accretion to redemption value of Series A redeemable convertible preferred stock	477	498	892	984

Net loss available to common stockholders	$(53,170)	$(5,984)	$(73,848)	$(12,149)

Net loss per common share:

Basic net loss per share applicable to common stockholders	$(47.93)	$(5.19)	$(67.04)	$(10.54)

Diluted net loss per share applicable to common stockholders	$(47.93)	$(5.19)	$(67.04)	$(10.54)

Basic weighted average common shares outstanding	1,109,320	1,152,892	1,101,618	1,152,892

Diluted weighted average common shares outstanding	1,109,320	1,152,892	1,101,618	1,152,892

The accompanying notes are an integral part of these consolidated financial statements.

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2001	2002

Cash flows from operating activities:

Net loss	$(72,956)	$(11,165)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and other amortization	2,625	1,712

Amortization of MicroStrategy asset	9,812	—

Compensation expense associated with stock options	57	—

Non-cash interest related to convertible debentures	—	6,342

Non cash interest expense related to MicroStrategy obligation	567	—

Non-cash interest related to notes payable to former Customers Analytics shareholders	54	53

Non-cash interest expense related to bridge notes and warrants issued to Insight Venture Partners	768	—

Amortization of goodwill and intangibles	10,319	—

Impairment of goodwill and other intangibles assets	19,349

Non-cash interest expense related to warrants issued to Silicon Valley Bank	—	40

Non-cash restructuring charge	6,690	554

Changes in operating assets and liabilities:

Accounts receivable	9,766	4,748

Prepaid expenses and other current assets	1,543	767

Accounts payable	(422)	(1,075)

Accrued expenses	(1,407)	(3,835)

Deferred revenue	(944)	(889)

Net cash used in operating activities	(14,179)	(2,748)

Cash flows from investing activities:

Purchases of property and equipment	(1,981)	(31)

Proceeds from the sale of property, equipment, and improvements	—	12

Decrease in other assets	110	148

Net cash used in investing activities	(1,871)	129

Cash flows from financing activities:

Proceeds from the issuance of Series A redeemable convertible preferred stock, net of issuance costs	4,587	—

Proceeds from the issuance of notes payable to Insight VentureCapital Partners	6,867	—

Repayments under capital leases	(986)	(1,111)

Repayment of notes payable to Customer Analytics shareholders	(2,460)	—

Proceeds from bank line of credit	4,012	604

Issuance of common stock under ESPP	230	—

Exercise of common stock options	164	—

Net cash provided by (used in) financing activities	12,414	(507)

Effect of exchange rate changes on cash and cash equivalents	67	(78)

Net decrease in cash and cash equivalents	(3,569)	(3,204)

Cash and cash equivalents, beginning of period	8,617	7,074

Cash and cash equivalents, end of period	$5,048	$3,870

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosure of cash flow information
Cash paid for interest	$238	$93

Cash paid for income taxes	$12	—

Effect of beneficial conversion feature on Series A redeemable convertible preferred stock	$2,094	—

Issuance of warrants to Insight Venture Partners	$1,402	—

Issuance of warrants to Silicon Valley Bank	$132	—

Accretion of dividends and discount on Series A redeemable convertible preferred stock	$434	$503

Accretion of discount, offering costs, and beneficial conversion feature on issuance of Series A redeemable preferred stock	$458	$482

Conversion of notes payable to Insight Venture Partners into Series A redeemable convertible preferred stock	$1,500	—

Issuance of common stock related to stock subscription and to settle obligation to Microstrategy, Incorporated and related interest	$11,666

Equipment acquired under capital lease	$305	—

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

         The Company has sustained net losses and negative cash flows from operations in 2000, 2001 and the six months ended June 30, 2002. In addition, at June 30, 2002 the Company had a significant working capital deficit and certain notes payable that matured in June 2002 have been left unpaid. The Company’s ability to meet its obligations in the ordinary course of the business and to continue as a going concern is dependent on its ability to reduce net operating expenses and refinance its existing obligations, or raise additional financing through public and private equity financing or other sources of financing. There is no assurance that the Company will be successful in its efforts to raise additional capital, renegotiate its existing obligations or to sufficiently reduce its operating expenses, all of which may have a material adverse impact on the Company’s solvency.

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

         The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of Exchange Applications, Inc. and its wholly owned subsidiaries.

(b) Interim Financial Reporting

         Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the operating results for the interim periods ended June 30, 2001 and 2002, respectively. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 14, 2002.

(c) Net Loss Per Share

         In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic and diluted net loss per common share for the three and six months ended June 30, 2001 and 2002 is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Diluted weighted average shares outstanding for the three and six months ended June 30, 2001 and 2002 exclude the potential common shares from stock options, warrants and Series A redeemable convertible preferred stock because to include such shares would have been antidilutive. As of June 30, 2001 and 2002, 519,032 and 7,492,267 potential common shares were outstanding, respectively.

(d) Comprehensive Income (Loss)

         The Company has adopted SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”). SFAS No. 130 requires that items defined as other comprehensive income (loss), such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income (loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income (loss) for the three and six months ended June 30, 2001 and 2002 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2001	2002	2001	2002

	(in thousands)		(in thousands)
Comprehensive income (loss):

Net income (loss)	$(52,693)	$(5,486)	$(72,956)	$(11,165)

Other comprehensive income (loss):

Foreign currency adjustment	72	(52)	66	(78)

Comprehensive income (loss)	$(52,621)	$(5,538)	$(72,890)	$(11,243)

(3) Restructuring Charges

         During the second quarter of 2002, the Company continued to undertake certain restructuring actions to better align its cost structure with its outlook on near term revenues and to conserve cash. The components of the restructuring charges resulting from these actions are as follows (in thousands):

Severance	$43

Facilities and related	(1,328)

Property and equipment	460

$(825)

         Severance costs relate to the elimination of 4 managerial and staff positions worldwide, comprising approximately 2% of the beginning of the year workforce in the following areas: one in sales and marketing, and three in professional services. Property and equipment relate to non-cash write-offs of excess office furniture and computer equipment that has been removed from operations as a result of employee reductions. During the second quarter, the Company was able to renegotiate certain operating leases which reduced its facility and related obligations previously accrued for as restructuring charges during the period ended December 31, 2001.

         The following summarizes the activity in the Company’s restructuring accruals through June 30, 2002:

Restructuring accrual			Restructuring accrual
at December 31, 2001	Additions	Cash payments	at June 30, 2002

	(Reductions)
(in thousands)
Severance	$245	$307	$509	$43

Facilities related	3,992	(1,328)	1,179	1,485

Others	479	—	211	268

Total	$4,716	$(1,021)	$1,899	$1,796

         The severance accrued at June 30, 2002 relates primarily to 4 employees who positions were eliminated in June 2002. The severance accrual will be paid out in installments through August 8, 2002. Facility costs will be paid out through 2005 based on the remaining lease terms of the abandoned facilities. Other accruals relate to non-cancelable payments due for marketing events which have been canceled as a result of the Company’s cost containment initiatives.

(5) Bank Line of Credit

         On May 3, 2002 the Company secured two credit facilities with Silicon Valley Bank (“SVB”).

         The first replaces the Company’s existing secured credit facility with a $4 million revolving credit facility secured by all the Company’s assets (the “Receivables Line”). Availability under the Receivables Line is based on advances against the Company’s trade receivables. The Receivables Line bears interest at SVB’s prime rate plus 2.5% points, and matures on May 3, 2003.

         The second line is a $4 million credit facility (the “Guaranteed Line”) collateralized by a guarantee by Insight Venture Partners (“Insight”). The Guaranteed Line bears interest at SVB’s prime rate plus 0.5% points and matures on May 3, 2003. In consideration for SVB issuing the Guaranteed Line, the Company agreed to reprice 4,003 previously-issued warrants to purchase common stock of the Company to $1.38 per share. In the event of a default by the Company on the Guaranteed Line, the Company must sell, and Insight must buy, notes (the “Insight Notes”) equal to the then outstanding principal and unpaid interest balance of the Guaranteed Line, the proceeds of which must be used to repay SVB in full. The Insight Notes will bear interest at a rate of 2% per month and mature 30 days after issuance. In the event of default, interest will increase by 1% point per month until the Insight Notes are repaid.

         In consideration for Insight guaranteeing the Guaranteed Line, the Company granted Insight a Contingent Value Right (the “CVR”). Under the terms of the CVR agreement, Insight may request that the Company redeem the CVR for a cash payment based on the occurrence of a “Trigger Event”. Trigger Events include: a) the sale of the Company; b) the Company achieving trailing 12 month consolidated revenues in excess of $50 million, or c) the Company achieving trailing 12 month consolidated earnings before interest, taxes, depreciation and amortization expense of $10 million. The value of the CVR will be $3.0 million, except in the event of b) above, in which case the CVR will be the greater of $3.5 million or 7% of consolidated revenues, subject to a $10 million cap.

         On August 15, 2002, the Company and SVB entered into the First Amendment to the Accounts Receivable Financing Agreement (the “Amended Receivables Line”). The Amended Receivables Line amends the Receivables Line and gives the Company access to a $1.25 million revolving credit facility secured by trade receivables. The Amended Receivables Line will be converted into a $4 million revolving credit facility if the Company meets certain targets as specified therein.

(6) Offer from Investor Group

         On May 3, 2002, the Company announced it had received a preliminary offer from a group led by Insight to acquire the Company. The offer is non-binding and subject to customary conditions, including the execution of definitive agreements. The Company’s Board of Directors has formed a Special Independent Committee to evaluate the offer.

(7) Subsequent Events

Employee Stock Purchase Plan

         On August 1, 2002, the board of directors voted to discontinue the Employee Stock Purchase Plan.

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

Overview

         The Company provides CRM solutions that help companies earn a greater share of their customers business through relevant, personalized customer communications. The Company provides an open-platform CRM software and services solution that is designed to help clients customize offers based on profile information, synchronize offers across multiple customer channels in real-time and track the responses. This solution is designed to provide companies with opportunities to improve their acquisition and retention of customers and to increase customer relationship profitability. The Company’s CRM solutions are licensed for use at approximately 300 client sites in 33 countries, as well as the six leading U.S. marketing service bureaus.

Corporate Overview

         The Company was incorporated in November 1996. Prior to incorporation, the Company operated as a separate division of two entities, Grant & Partners, Inc. and Grant & Partners Limited Partnership. The Company’s activities during its early stages of operation focused on the development of software solutions to provide customer communications support to businesses. In 1995, the Company began providing professional services in the areas of marketing program design and execution and data warehousing. In March 1997, the Company ceased providing marketing program design services. The Company’s development efforts culminated in the introduction to market in July 1996 of Xchange Campaign. Since this initial introduction of Xchange Campaign, the Company has continued to focus significant resources on the development of additional functionality and features of its original products as well as the development and acquisition of additional solutions within the Company’s CRM solution set including Xchange Real Time, Xchange eMessaging and Xchange Analytics. In October 2001 the Company announced Xchange 8, which is a bundling of the Company’s existing products, as part of a strategy to move away from selling individual software components to selling an integrated set of software solutions

         The Company also has continued to expand its marketing activities, build the its identity, develop the competencies of the professional services group, establish international sales and distribution channels and develop its general and administrative infrastructure.

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

Critical Accounting Policies and Significant Judgements and Estimates

         The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the timing and amounts of certain transactions and carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

         In certain situations, the Company has entered into transactions with third parties to acquire technology from those entities at the same time that the Company sells its technology to those same third parties. In those instances, the Company applies Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions, and Emerging Issues Task Force Issue No. 86-29, Nonmonetary Transactions: Magnitude of the Boot and the Exceptions to the Use of Fair Value, to such transactions.

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

         Intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value for the asset may not be recoverable. In 2001, the Company recorded impairment charges relative to its investment in the technology of MicroStrategy, Inc. “MicroStrategy” and acquisition of CA. In both instances the Company made the strategic decision to no longer sell or support the products or assets underlying the original acquisitions. During the fourth quarter of 2001, in response to continuing negative operating trends, the Company determined that the remaining goodwill balance was impaired based upon a third-party indication of value of the Company as a whole. The Company recorded an additional impairment charge of the carrying value of such goodwill in the amount of $3.8 million.

(4) Restructuring Charges

         During the second quarter of 2002, the Company continued to undertake certain restructuring actions to better align its cost structure with its outlook on near term revenues and to conserve cash. The components of restructuring charges resulting from these actions are as follows (in thousands):

Severance	$43

Facilities and Related	(1,328)

Property and equipment	460

$(825)

         Severance costs relate to the elimination of 4 managerial and staff positions worldwide, comprising approximately 2% of the beginning of the year workforce in the following areas: one in sales and marketing, and three in professional services. Property and equipment relate to non-cash write-offs of excess office furniture and computer equipment that has been removed from operations as a result of employee reductions. During the second quarter, the Company was able to renegotiate certain operating leases which reduced its facility and related obligations previously accrued for as restructuring charges during the period ended December 31, 2001.

         The following summarizes the activity in the Company’s restructuring accruals through June 30, 2002:

	Restructuring accrual	Additions		Restructuring accrual
	at December 31, 2001	(Reductions)	Cash payments	at June 30, 2002

(in thousands)
Severance	$245	$307	$509	$43

Facilities related	3,992	(1,328)	1,179	1,485

Others	479	—	211	268

Total	$4,716	$(1,021)	$1,899	$1,796

         The severance accrued at June 30, 2002 relates primarily to 4 employees who positions were eliminated in June 2002. The severance accrual will be paid out in installments through August 8, 2002. Facility costs will be paid out through 2005 based on the remaining lease terms of the abandoned facilities. Other accruals relate to non-cancelable payments due for marketing events which have been canceled as a result of the Company’s cost containment initiatives.

Three Months Ended June 30, 2001 and 2002

Revenues

         The Company’s total revenues decreased by $6.3 million, or 58.3%, from $10.8 million in Q2 2001 to $4.5 million in Q2 2002. In Q2 2001, the Company’s top five customers accounted for 57.9% of total revenues compared to 32.2% for Q2 2002. The two largest customers during Q2 2001 represented 36.3% and 8.6% of total revenues, respectively, while the two largest customers for Q2 2002 represented 8.5% and 8.0% of total revenues, respectively.

         Software license fees decreased by $3.3 million, or 71.7%, from $4.6 million in Q2 2001 to $1.3 million in Q2 2002. Included in software license fee revenue in Q2 2001 was $3.1 million from Carreker Corporation (“Carreker”) related to guaranteed royalties on sales of the EnAct product. In Q4 2001, the Company decided to discontinue the sales and support of the EnAct product and sold the EnAct technology to Carreker, therefore there was no comparable EnAct royalty revenue in Q2 2002. The remaining decrease is attributed primarily to fewer sales resulting from a general market slowdown in information technology spending.

         Services and maintenance revenues decreased by $3.0 million, or 48.4%, from $6.2 million in Q2 2001 to $3.2 million at Q2 2002. The decrease is attributed to decreases in services engagement revenue of $1.5 million, eMessaging ASP revenue of $.8 million and maintenance revenue of $.6 million. The decrease in services engagement revenue is due partially to the reduction in software license fees revenue, resulting in reduced software implementation and integration services. The decrease in eMessaging ASP revenue reflects the growing competition for these services due to excess eMessaging capacity in the marketplace. The decrease in maintenance reflects the decrease in the Company’s base of customers due to customers electing to not renew annual maintenance.

Cost of Revenues

         Cost of software license fees consists primarily of royalty payments made to third-parties for licensed intellectual property included in Xchange software products, and cost associated with software packaging and distribution. The cost of software license fees decreased in absolute dollars from $298,000 in Q2 2001 to $74,000 in Q2 2002. It decreased as a percentage of software license fee revenue from 6.4% to 5.6%. The slight decrease as a percentage of software license fee revenue is due to a decrease in the third-party royalties for components of the Xchange 8.0 product suite.

         Cost of services and maintenance consists primarily of personnel, facilities and system costs incurred in providing professional consulting services, training, hosting software services for the Xchange eMessaging software product, and customer support services. Cost of services and maintenance as a percentage of services and maintenance revenue was 74.5% in Q2 2001 and 40.6% in Q2 2002. The decrease in cost of services and maintenance in both absolute dollars and a percentage of services and maintenance revenues is due primarily to corrective actions the Company took throughout the later half of 2001 and into Q2 of 2002 designed to adjust its infrastructure costs downward to better match the lower anticipated level of revenues.

         Overall gross profit percentage improved from 54.7% in Q2 2001 to 70.0% in Q1 2002, as a result of the Company’s costs containment restructuring efforts.

Operating Expenses

         Sales and marketing expense consists primarily of employee salaries and benefits for sales and marketing personnel, commissions and promotional expenses. Sales and marketing expense decreased by $7.2 million, or 76.6%, from $9.4 million in Q2 2001 to $2.2 million in Q2 2002. Sales and marketing expenses decreased as a percentage of revenue from 87% in Q2 2001 to 48% in Q2 2002. The decrease is due to the Company’s corrective actions in the later half of 2001 and into Q2 of 2002 designed to adjust its infrastructure costs downward to better match the lower anticipated revenues.

         Research and development expense consists primarily of employee salary and benefits, consultant costs and equipment and software maintenance costs associated with new product development, enhancement of existing products and quality assurance activities. Research and development costs decreased by $3.2 million, or 61.5% from $5.2 million in Q2 2001 to $2.0 million in Q2 2002. Research and development costs as a percentage of revenue decreased from 48% in Q2 2001 to 43% in Q2 2002. The decrease in both absolute dollars and as a percentage of revenue is the result of corrective actions the Company took in the latter part of 2001 and into Q2 2002 to reprioritize its investments and commitment to existing and new product offerings and features given its reduced revenue base and need to conserve cash.

         General and administrative expense consists primarily of employee salaries and related costs, outside professional fees, provision for uncollectible accounts receivable and equipment and software depreciation cost associated with the finance, legal, human resources, information systems and executive functions of the Company. General and administrative expenses decreased $3.1 million, or 57.4%, from $5.4 million in Q2 2001 to $2.3 million in Q2 2002. The decrease is the result of corrective actions the Company took in the later part of 2001 and into Q2 of 2002 designed to reduce general and administrative expenses in line with the overall reduced infrastructure needs of the Company and the need to conserve cash.

Goodwill and intangibles

         In 2001, the Company amortized its purchased intangibles and its investment in MicroStrategy assets over these asset’s estimated useful lifes in accordance with then generally accepted accounting principals. In Q4 2001, the Company recorded impaired charges to fully write-off its investments in MicroStrategy assets and intangible assets related to the acquisition of CA, and to partially write-off its intangible assets associated with the KSP acquisition. Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangibles (“SFAS 142”), and accordingly will no longer amortize purchased intangibles over their estimated useful life. Rather, intangible assets will be subject to annual assessments of impairment. The Company did not require an impairment change upon adoption of SFAS 142.

Interest income (expense), net

         Interest expense, net in Q2 2001 was comprised of $228,000 of non-cash interest expense associated with the MicroStrategy obligation, $1,251,000 of non-cash interest associated with the amortization of discounts of the issuance of $4.5 million of convertible notes and warrants to Insight, $64,000 in interest payable on convertible notes payable to certain former shareholders of CA, $94,000 in interest on capital leases and other lease obligations, $22,000 non-cash interest expense associated with warrants issued to SVB, $74,000 related to interest on the Company’s bank line of credit, offset by $62,000 of interest income. Interest expense, net in Q2 2002 was comprised primarily of $2.0 million in non-cash interest related to the accretion of discounts on convertible debentures, $894,000 in non-cash interest related to the convertible debentures, $19,000 of non-cash interest related to warrants issued to SVB, $64,000 in interest payable on convertible notes payable on certain former shareholders of CA, $84,000 related to interest on the Company’s bank line of credit and $9,000 interest on capital leases and other lease obligations, offset by $8,000 of interest income.

Six Months Ended June 30, 2001 and 2002

Revenues

         The Company’s total revenues decreased 59.0% from $26.6 million in the six months ended June 30, 2001 to $10.9 million for the six months ended June 30,2002. Software license fees decreased by $9.6 million, or 70.3%, from $13.7 million in the six months ended June 30, 2001 to $4.1 million in the six months ended June 30, 2002. Included in software license fee revenue in the six months ended June 30, 2001 was $7.1 million from Carreker related to guaranteed royalties on sales of the EnAct product. In Q4 2001, the Company decided to discontinue the sales and support of the EnAct product and sold the EnAct technology to Carreker, therefore there was no comparable EnAct royalty revenue in the six months ended June 30, 2002. The remaining decrease is attributed primarily to fewer sales resulting from a general market slowdown in information technology spending.

         Services and maintenance revenues decreased by $6.0 million, or 46.5%, from $12.9 million in the six months ending June 30, 2001 to $6.9 million in the six months ended June 30, 2002. The decrease is attributed to decreases in services engagement revenue of $3.8 million, eMessaging ASP revenue of $1.2 million and maintenance revenue of $1.0 million. The decrease in services engagement revenue is due partially to the reduction in software license fees revenue, resulting in reduced software implementation and integration services. The decrease in eMessaging ASP revenue reflects the growing competition for these services due to excess eMessaging capacity in the marketplace. The decrease in maintenance reflects the decrease in the Company’s base of customers due to customers electing to not renew annual maintenance.

Cost of Revenues

         Cost of software license fees consists primarily of royalty payments made to third-parties for licensed intellectual property included in Xchange software products, and cost associated with software packaging and distribution. The cost of software license fees decrease in absolute dollars from $501,000 in the six months ended June 30, 2001 to $144,000 in the six months ended June 30, 2002. It decreased as a percentage of software license fee revenue from 3.7% to 3.5%. The slight decrease as a percentage of software license fee revenue is due to a decrease in the third-party royalties for components of the Xchange 8.0 product suite.

         Cost of services and maintenance consists primarily of personnel, facilities and system costs incurred in providing professional consulting services, training, hosting software services for the Xchange eMessaging software product, and customer support services. Cost of services and maintenance as a percentage of services and maintenance revenue was 70.7% in the six months ended June 30, 2001 and 36.5% in the six months ended June 30, 2002. The decrease in cost of services and maintenance in both absolute dollars and a percentage of services and maintenance revenues is due primarily to corrective actions the Company took throughout the later half of 2001 and into Q2 of 2002 designed to adjust its infrastructure cost downward to better match the lower anticipated level of revenues.

         Overall gross profit percentage improved from 63.8% in the six months ended June 30, 2001 to 72.9% in the six months ended June 30, 2002, as a result of the Company’s costs containment and restructuring efforts.

Operating Expenses

         Sales and marketing expense consists primarily of employee salaries and benefits for sales and marketing personnel, commissions and promotional expenses. Sales and marketing expense decreased by $15.3 million, or 77.6%, from $19.7 million in the six months ended June 30, 2001 to $4.4 million in the six months ended June 30, 2002. Sales and marketing expenses decreased as a percentage of revenue from 74% in the six months ended June 30, 2001 to 41% in the six months ended June 30, 2002. The decrease is due to the Company’s corrective actions in the later half of 2001 and into Q2 of 2002 designed to adjust its infrastructure costs downward to better match the lower anticipated revenues.

         Research and development expense consists primarily of employee salary and benefits, consultant costs and equipment and software maintenance costs associated with new product development, enhancement of existing products and quality assurance activities. Research and development costs decreased by $7.2 million, or 63.0% from $11.4 million in the six months ended June 30, 2001 to $4.2 million in the six months ended June 30, 2002. Research and development costs as a percentage of revenue decreased from 43% in the six months ended June 30, 2001 to 39% in the six months ended June 30, 2002. The decrease in both absolute dollars and as a percentage of revenue is the result of corrective actions the Company took in the latter part of 2001 and into Q2 2002 to reprioritize its investments and commitment to existing and new product offerings and features given its reduced revenue base and need to conserve cash.

         General and administrative expense consists primarily of employee salaries and related costs, outside professional fees, provision for uncollectible accounts receivable and equipment and software depreciation cost associated with the finance, legal, human resources, information systems and executive functions of the Company. General and administrative expenses decreased $5.3 million, or 55.4%, from $9.6 million in the six months ended June 30, 2001 to $4.3 million in the six months ended June 30, 2002. The decrease is the result of corrective actions the Company took in the later part of 2001 and into Q2 of 2002 designed to reduce general and administrative expenses in line with the overall reduced infrastructure needs of the Company and the need to conserve cash.

Interest income (expense), net

         Interest expense, net in the six months ended June 30, 2001 was comprised of $567,000 of non-cash interest expense associated with the MicroStrategy obligation, $1,355,000 of non-cash interest associated with the amortization of discounts of the issuance of $4.5 million of convertible notes and warrants to Insight, $127,000 in interest payable on convertible notes payable to certain former shareholders of CA, $183,000 in interest on capital leases and other lease obligations, $22,000 non-cash interest expense associated with warrants issued to SVB, $74,000 related to interest on the Company’s bank line of credit, offset by $116,000 of interest income. Interest expense, net in the six months ended June 30, 2002 was comprised primarily of $4.0 million in non-cash interest related to the accretion of discounts on convertible debentures, $2.3 million in non-cash interest related to the convertible debentures, $60,000 of non-cash interest related to warrants issued to SVB, $127,000 in interest payable on convertible notes payable on certain former shareholders of CA, $147,000 related to interest on the Company’s bank line of credit and $16,000 interest on capital leases and other lease obligations, offset by $25,000 of interest income.

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

         The Company has sustained net losses and negative cash flows from operations in 2000 and 2001 and the six months ended June 30, 2002. In addition, as of June 30, 2002 the Company has a significant working capital deficit. Certain other notes payable were due in June 2002 and remained unpaid as of this filing. The Company’s ability to meet its obligations in the ordinary course of business and to continue as a going concern is dependent on its ability to reduce net operating expenses and refinance its existing obligations, or raise additional financing through public or private equity financing or other sources of financing. There is no assurance that the Company will be successful in its efforts to renew its credit facility, raise additional capital, renegotiate its existing obligations or to sufficiently reduce it operating expenses, all of which may have a material adverse impact on the Company’s solvency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result in the event of the occurrence of this uncertainty.

         For the six months ended June 30, 2002, net cash used in operating activities was $2.7 million, resulting primarily from a loss of $2.5 million before depreciation expense and other non-cash charges and an increase in working capital of $284,000.

         Net cash used by financing activities of $.5 million was comprised of net borrowings against the SVB line of credit of $.6 million and payments for capital leases of $1.1 million.

         On May 3, 2002 the Company secured from SVB two secured credit facilities. The first replaces the Company’s previous secured credit facility with a $4 million revolving credit facility secured by all the Company’s assets. Availability under this credit line is based on advances against the Company’s accounts receivable in a similar fashion as the previous secured credit line. The line bears interest at SVB’s prime rate plus 2.5% points and matures in one year. The second line is the $4 million Guaranteed Line guaranteed by Insight. The Guaranteed Line bears interest at SVB’s prime rate plus 0.5% points. In the event of a default on the Guaranteed Line, Insight must purchase, and the Company must sell, notes equal to the then outstanding principal and interest on the collateralized line, the proceeds of which must be used to repay SVB in full.

         On May 3, 2002 the Company announced it had received a preliminary offer from a group led by Insight to acquire the Company. The offer is non-binding and subject to customary conditions, including the execution of definitive agreements. The Company’s Board of Directors has formed a Special Independent Committee to evaluate the offer.

         On August 15, 2002, the Company and SVB entered into the First Amendment to the Accounts Receivable Financing Agreement (the “Amended Receivables Line”). The Amended Receivables Line amends the Receivables Line and gives the Company access to a $1.25 million revolving credit facility secured by trade receivables. The Amended Receivables Line will be converted into a $4 million revolving credit facility if the Company meets certain targets as specified therein.

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

         Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency treasury bills and notes with an average maturity of less then twelve months. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2002, the fair value of the portfolio would decline by an immaterial amount.

         Foreign Currency Exchange Risk. With sales and services offices in the United States, United Kingdom and Australia, and a global customer base, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results. Historically the Company’s primary exposure has been nondollar-denominated operating expenses and sales by its United Kingdom subsidiary. The introduction of the Euro as a common currency for members of the European Monetary Union, of which the United Kingdom is not a member, occurred in January 2000. To date, we have not noticed any material impact from the introduction of the Euro. The Company is prepared to hedge against fluctuations in the British Sterling, Euro, or other foreign currency if the exposure becomes material. As of June 30, 2002 the Company’s material nondollar-denominated assets and liabilities primarily consisted of cash, accounts receivable, and accounts payable denominated in British Sterling and Australian dollars.

         The Company currently has sales offices in the United Kingdom and Australia, in addition to the United States. The Company’s revenues from international operations have been denominated in foreign currencies which historically have been stable in relation to U.S. dollars. As a result, the gain or loss from foreign currency transactions has not been material to its operating results. As of June 30, 2002, the material assets and liabilities denominated in foreign currencies include accounts receivable, accounts payable and cash and cash equivalents. Due to the stability of the foreign economies where these assets and liabilities are denominated, the Company has not adopted a policy of hedging foreign currency risks. While it is anticipated that foreign transactions will continue to be denominated in local currencies, the Company expects to use hedging instruments to offset potential currency exposures arising as its international operations expand into less stable economic environments.

Part II – Other Information

Item 1. Legal Proceedings

         From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this filing, management believes that it has adequate coverage under its Directors and Officers and Errors and Omissions insurance policies such that it is management’s opinion that the Company is not a party to any legal proceedings that, if decided adversely to the Company, would have a material adverse effect on its results of operations or financial position.

         The Company and certain of its current and former officers (the “Xchange Defendants”) and its former certified public accountants, Arthur Andersen, LLP, have been named defendants in a consolidated class action lawsuit originally filed on February 21, 2001 and subsequently filed as a Consolidated Amended Class Action Complaint on August 3, 2001, filed on behalf of a purported class of purchasers of the Company’s common stock during the period from December 9, 1998 through September 29, 2000. The Amended Class Action Complaint alleges that the Company made false or misleading statements that inflated its common stock price during the class period. The relief sought is damages on behalf of the class; however, at this time, the Company is unable to ascertain the monetary damages sought by the class. Through its attorneys, the Company has filed a Motion to Dismiss the Amended Class Action Complaint on October 3, 2001. The action is pending in the United States District Court for the District of Massachusetts. The Company believes these allegations are without merit and intends to continue to defend the litigation vigorously.

         The Company, certain of its current and former officers and directors, including Andrew J. Frawley, John G. O’Brien, Jeffrey Horing, Ramanan Raghavendran, David G. Mcfarlane, Michael D. McGonagle, Patrick A. Mchugh, and N. Wayne Townsend, and the Underwriter Defendants (as defined herein) have purportedly been named defendants in a class action complaint filed on behalf of a class of purchasers of its common stock during the period from December 9, 1998 through December 6, 2000. The Underwriter Defendants are BT Alex Brown, Inc., Hambrecht & Quist, LLC, Adams, Harkness & Hill, Inc., and Sound-View Technology Group, Inc. The Company has not yet been served with this complaint, but it purportedly alleges that documents filed in connection with the Company’s initial and follow-on public offerings (the “Offerings”) were materially false and misleading because they failed to disclose that (1) the Underwriter Defendants solicited and received excessive and undisclosed commissions from certain investors in exchange for which the Underwriter Defendants allocated to those investors material portions of the restricted stock issued in connection with the Offerings, and (2) the Underwriter Defendants had entered into agreements with customers whereby they agreed to allocate the Company’s shares to those customers in the Offerings in exchange for which the customers agreed to purchase additional shares in the after-market at pre-determined prices. At this time, the Company is unable to ascertain the monetary damages sought by the class. The action is pending in the United States District Court for the Southern District of New York. The Company believes these allegations are without merit and intends to defend the litigation vigorously.

Item 3. Defaults Upon Senior Securities

         The Company is in default on certain notes payable that had been entered into as part of the June, 2000 CA acquisition. These notes, which have an aggregate principal balance of approximately $2.5 million, matured on June 1, 2002; however, the various noteholders have entered into subordination agreements with SVB (the “Subordination Agreements”). Pursuant to the Subordination Agreements, the Company is restricted from making any payments to these noteholders, and the noteholders are restricted from demanding any such payment, until the SVB debt is paid in full.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Shareholders Meeting on June 10, 2002 to consider a proposal to elect Deven Parekh and Steven Perkins as directors to hold office for a term to expire at the 2005 Annual Shareholder Meeting or until their successors have been elected and qualified.

         The results of the proposal were as follows:

	For	Against	Abstain	No Vote

Deven Parekh	1,952,938	—	7,142	—

Steven Perkins	1,953,428	—	6,652	—

More information about this proposal can be found in the Proxy Statement filed by the Company on April 30, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.01*	Amendment No. 1 to warrants to purchase stock, dated May 3, 2002, between the Company and Silicon Valley Bank (“SVB”) (Incorporated by reference as Exhibit 10.28 to the Company’s Form 10-K, dated May 14, 2002)

99.01*	Amended and Restated Loan and Securities Agreement, dated May 3, 2002, between the Company and SVB. (Incorporated by reference as Exhibit 99.11 to the Company’s Form 10-K, dated May 14, 2002)

99.02*	Form of Accounts Receivable Financing Agreement, dated May 3, 2002, between the Company and SVB. (Incorporated by reference as Exhibit 99.12 to the Company’s Form 10-K, dated May 14, 2002)

99.03*	Form of Security Agreement, dated May 3, 2002, between the Company and Insight. (Incorporated by reference as Exhibit 99.13 to the Company’s Form 10-K, dated May 14, 2002)

99.04*	Form of Senior Secured Note, dated May 3, 2002 between the Company and Insight. (Incorporated by reference as Exhibit 99.14 to the Company’s Form 10-K, dated May 14, 2002)

99.05*	Form of Contingent Value Right, dated May 3, 2002, between the Company and Insight. (Incorporated by reference as Exhibit 99.15 to the Company’s Form 10-K, dated May 14, 2002)

99.06*	Form of Securities Purchase Agreement, dated May 3, 2002, between the Company and Insight. (Incorporated by reference as Exhibit 99.16 to the Company’s Form 10-K, dated May 14, 2002)

99.07	First Amendment to Accounts Receivable Financing Agreement, dated August 15, 2002, between the Company and SVB.

*	Incorporated by reference

(b) Reports on Form 8-K

Report on Form 8-K filed with the SEC on May 24, 2002. Report on Form 8-K filed with the SEC on June 14, 2002. Report on Form 8-K filed with the SEC on August 7, 2002.

SIGNATURE

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

         The undersigned Chief Executive Officer certifies that this Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCHANGE APPLICATIONS, INC. (Registrant)

Dated: August 19, 2002

	By:	/s/ J. CHRISTOPHER WAGNER

J. Christopher Wagner President, Chief Executive Officer, (authorized officer and principal finance and accounting officer)