Form 10-Q
period 2002-09-30
EXCHANGE APPLICATIONS INC
filed 2002-11-19
CIK 1065857

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ______________.

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

Yes [X]       No [  ]

State the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Number of Shares: 1,152,892	Outstanding as of: November 13, 2002

Exchange Applications, Inc.

Form 10-Q for the Three Months Ended September 30, 2002

PART I. FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,	September 30,
	2001	2002
ASSETS		(unaudited)

Current assets:

Cash and cash equivalents	$7,074	$1,595

Accounts receivable, net of allowance for doubtful accounts	7,031	2,688

Prepaid expenses and other current assets	1,874	800

Total current assets	15,979	5,083

Property and equipment, net	6,187	2,447

Goodwill	20,407	—

Other intangible assets	375	—

Other assets	290	143

Total assets	$43,238	$7,673

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$3,961	$2,216

Accrued expenses	6,411	5,792

Accrued restructuring expenses	4,716	3,019

Accrued interest related to convertible debentures	2,132	5,370

Accrued acquisition reserves	3,086	500

Note payable to certain former shareholders of Customer Analytics	2,487	2,566

Line of credit	4,169	5,370

Current portion of capital lease obligations	1,232	88

Deferred revenue	3,975	2,256

Total current liabilities	32,169	27,177

Long term portion of capital lease obligations	63	13

Convertible debentures	3,102	9,173

Series A redeemable convertible preferred stock	5,650	6,968

Stockholders’ equity (deficit):

Preferred Stock; $.001 par value - 10,000,000 shares authorized, zero shares outstanding at December 31, 2001 and September 30, 2002,	—	—

Common Stock, $.001 par value -

50,000,000 shares authorized; 1,152,892 shares issued at December 31, 2001 and September 30, 2002	1	1

Additional paid-in capital	299,547	299,724

Accumulated deficit	(297,030)	(335,025)

Other comprehensive income	(264)	(357)

Treasury stock, at cost; 12,219 shares at December 31, 2001 and September 30, 2002	—	—

Total stockholders’ equity (deficit)	2,254	(35,657)

Total liabilities and stockholders’ equity (deficit)	$43,238	$7,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share and share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2002	2001	2002

Revenues:

Software license fees	$3,623	$1,643	$17,296	$5,705

Services and maintenance	5,485	2,830	18,379	9,696

Total revenues	9,108	4,473	35,675	15,401

Cost of revenues:

Software license fees	47	61	549	205

Services and maintenance	3,205	1,062	12,300	3,874

Total cost of revenues	3,252	1,123	12,849	4,079

Gross profit	5,856	3,350	22,826	11,322

Operating expenses:

Sales and marketing	5,301	1,718	25,029	6,145

Research and development	3,262	1,832	14,637	6,046

General and administrative	4,319	1,492	13,978	5,790

Amortization of goodwill and intangibles	3,123	—	13,442	—

Amortization of MicroStrategy non-current asset	4,074	—	13,886	—

Impairment of goodwill and intangible assets	—	20,782	19,349	20,782

Change in accounting estimates (see note 8)	—	(2,538)	—	(2,538)

Restructuring charge	8,404	2,288	15,864	1,820

Total operating expenses	28,483	25,574	116,185	38,045

Loss from operations	(22,627)	(22,224)	(93,359)	(26,722)

Interest income (expense):

Interest income	30	10	116	35

Interest expense	(2,553)	(3,141)	(4,851)	(9,833)

Total interest income (expense), net	(2,523)	(3,131)	(4,735)	(9,798)

Loss before provision for income taxes	(25,150)	(25,355)	(98,094)	(36,520)

Provision for income taxes	21	—	33	—

Net loss	$(25,171)	$(25,355)	$(98,127)	$(36,520)

Accretion to redemption value of Series A redeemable convertible preferred stock	485	510	1,377	1,494

Net loss available to common stockholders	$(25,656)	$(25,865)	$(99,504)	$(38,014)

Net loss per common share:

Basic net loss per share applicable to common stockholders	$(22.90)	$(22.43)	$(89.82)	$(32.97)

Diluted net loss per share applicable to common stockholders	$(22.90)	$(22.43)	$(89.82)	$(32.97)

Basic weighted average common shares outstanding	1,120,123	1,152,892	1,107,786	1,152,892

Diluted weighted average common shares outstanding	1,120,123	1,152,892	1,107,786	1,152,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	2001	2002

Cash flows from operating activities:

Net loss	$(98,127)	$(36,520)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and other amortization	3,733	2,402

Amortization of MicroStrategy asset	13,886	—

Compensation expense associated with stock options	75	—

Non-cash interest related to convertible debentures	1,840	8,388

Non cash interest expense related to MicroStrategy obligation	681	—

Non-cash interest related to notes payable to former Customers Analytics shareholders	81	79

Non-cash interest expense related to bridge notes and warrants issued to Insight Venture Partners	1,493	—

Amortization of goodwill and intangibles	13,442	—

Impairment of goodwill and other intangibles assets	19,349	20,782

Non-cash change in accounting estimate	—	(2,538)

Non-cash interest expense related to warrants issued to Silicon Valley Bank	47	40

Non-cash restructuring charge	10,486	1,335

Changes in operating assets and liabilities:

Accounts receivable	10,053	4,343

Prepaid expenses and other current assets	1,591	1,034

Accounts payable	(129)	(1,695)

Accrued expenses	(1,104)	(1,474)

Deferred revenue	(3,200)	(1,719)

Net cash used in operating activities	(25,803)	(5,543)

Cash flows from investing activities:

Purchases of property and equipment	(2,244)	(38)

Proceeds from the sale of property, equipment, and improvements	118	41

Decrease in other assets	1,694	147

Net cash (used in) provided by investing activities	(432)	150

Cash flows from financing activities:

Proceeds from the issuance of Series A redeemable convertible preferred stock, net of issuance costs	4,587	—

Proceeds from the issuance of notes payable to Insight VentureCapital Partners	6,867	—

Issuance of Convertible Debentures	19,943	—

Repayments under capital leases	(1,534)	(1,194)

Repayment of notes payable to Customer Analytics shareholders	(2,460)	—

Proceeds from bank line of credit	3,671	1,201

Issuance of common stock under ESPP	230	—

Exercise of common stock options	173	—

Net cash provided by financing activities	31,477	7

Effect of exchange rate changes on cash and cash equivalents	(56)	(93)

Net increase (decrease) in cash and cash equivalents	5,186	(5,479)

Cash and cash equivalents, beginning of period	8,617	7,074

Cash and cash equivalents, end of period	$13,803	$1,595

Supplemental disclosure of cash flow information

Cash paid for interest	$356	$273

Cash paid for income taxes	$12	—

Effect of beneficial conversion feature on Series A redeemable convertible preferred stock	$2,094	—

Issuance of warrants to Insight Venture Partners	$16,389	—

Effect of Beneficial conversion feature on Convertible Debentures to Insight Capital Partners	$11,913	—

Issuance of warrants to Silicon Valley Bank	$153	—

Accretion of dividends and discount on Series A redeemable convertible preferred stock	$667	$763

Accretion of discount, offering costs, and beneficial conversion feature on issuance of Series A redeemable preferred stock	$710	$731

Conversion of notes payable to Insight Venture Partners into Series A redeemable convertible preferred stock	$1,500	—

Issuance of common stock related to stock subscription and to settle obligation to Microstrategy, Incorporated and related interest	$17,514	—

Equipment acquired under capital lease	$322	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) Background and Basis of Presentation

         Exchange Applications, Inc. and its subsidiaries, doing business as Xchange, Inc., provides Customer Relationship Management (“CRM”) solutions that help companies earn a greater share of their customers’ business through relevant, personalized customer communications. Xchange provides an open-platform CRM software and services solution that enables clients to customize offers based on profile information, synchronize offers across all customer channels in real-time and track the responses. This solution provides companies with the opportunity to improve their acquisition and retention of customers and increase customer relationship profitability.

         Xchange is subject to a number of risks common to rapidly growing technology-based companies, including limited operating history, dependence on key individuals, rapid technological changes, competition from substitute products and larger companies, high customer concentration, and the need for successful development and marketing of its commercial products and services.

         Xchange has sustained net losses and negative cash flows from operations in 2000, 2001 and the nine months ended September 30, 2002. In addition, at September 30, 2002, Xchange had a significant working capital deficit and certain notes payable that matured in June 2002 have been left unpaid. Xchange’s ability to meet its obligations in the ordinary course of the business and to continue as a going concern is dependent on its ability to reduce net operating expenses and refinance its existing obligations, or raise additional financing through public and private equity financing or other sources of financing. There is no assurance that Xchange will be successful in its efforts to raise additional capital, renegotiate its existing obligations or to sufficiently reduce its operating expenses, all of which may have a material adverse impact on Xchange’s solvency.

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

         The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of Exchange Applications, Inc. and its wholly owned subsidiaries.

(b) Interim Financial Reporting

         Certain information and footnote disclosures normally included in Xchange’s annual consolidated financial statements have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the operating results for the interim periods ended September 30, 2001 and 2002, respectively. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001, which are contained in Xchange’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 14, 2002.

(c) Net Loss Per Share

         In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic and diluted net loss per common share for the three and nine months ended September 30, 2001 and 2002 is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

EXCHANGE APPLICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Diluted weighted average shares outstanding for the three and nine months ended September 30, 2001 and 2002 exclude the potential common shares from stock options, warrants and Series A redeemable convertible preferred stock because to include such shares would have been antidilutive. As of September 30, 2001 and 2002, 5,562,985 and 7,540,964 potential common shares were outstanding, respectively.

         (d)  Comprehensive Income (Loss)

         Xchange has adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that items defined as other comprehensive income (loss), such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income (loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2002 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2002	2001	2002

	(in thousands)		(in thousands)
Comprehensive income (loss):

Net income (loss)	$(25,171)	$(25,355)	$(98,127)	$(36,520)

Other comprehensive income (loss):

Foreign currency adjustment	(122)	(15)	(56)	(93)

Comprehensive income (loss)	$(25,293)	$(25,370)	$(98,183)	$(36,613)

(e) Change in Accounting Estimate Related to Accrued Acquisition Costs

         Xchange had accrued acquisition reserves from the acquisitions of Knowledge Stream Parters and Customer Analytics which were based on estimated costs in the year 2000. Based on revised estimates, Xchange has determined the majority of the accruals are no longer needed and have accordingly reduced them in September 2002.

(3) Restructuring Charges

         During the third quarter of 2002, Xchange continued to undertake certain restructuring actions to better align its cost structure with its outlook on near-term revenues and to conserve cash. The components of the restructuring charges resulting from these actions are as follows (in thousands):

Severance	$253

Facilities and related	1,254

Property and equipment	781

$2,288

         Severance costs relate to the elimination of 14 managerial and staff positions worldwide, comprising approximately 9% of the beginning of the year workforce in the following areas: two in sales and marketing, and twelve in professional services. Property and equipment relate to non-cash write-offs of excess office furniture and computer equipment that has been removed from operations as a result of employee reductions. Facility related costs relate to the abandonment of excess facilities.

         The following summarizes the activity in Xchange’s restructuring accruals through September 30, 2002:

				Restructuring accrual
	Restructuring accrual	Additions		at September 30,
	at December 31, 2001	(Reductions)	Cash payments	2002

	(in thousands)
Severance	$245	$560	$655	$150

Facilities related	3,992	(74)	1,317	2,601

Others	479	—	211	268

Total	$4,716	$486	$2,183	$3,019

         The severance accrued at September 30, 2002 relates primarily to 14 employees who positions were eliminated in September 2002. The severance accrual will be paid out in installments through January 8, 2003. Facility costs will be paid out through 2005 based on the remaining lease terms of the abandoned facilities. Other accruals relate to non-cancelable payments due for marketing events which have been canceled as a result of Xchange’s cost containment initiatives.

(5) Bank Line of Credit

         On May 3, 2002, Xchange restructured its credit facilities with Silicon Valley Bank (“SVB”).

         Xchange’s existing credit facility was modified to provide for advances of up to $4.0 million on a revolving basis (the “Guarantied Line”). Xchange’s ability to obtain advances is conditioned upon the absence of any “Defaults” or “Events of Default” (as defined in the loan documentation). The Guarantied Line is secured by a lien on all of Xchange’s assets and is guaranteed (the “Insight Guaranty”) by Insight Venture Partners (“Insight”). SVB required the Insight Guaranty in order to provide the Guarantied Line. Advances under the Guarantied Line bear interest at SVB’s prime rate plus 0.50% per annum and mature on May 3, 2003. In consideration for Insight agreeing to provide the Insight Guaranty, Xchange entered into a Securities Purchase Agreement, dated as of May 3, 2002, with Insight, pursuant to which Xchange has issued to Insight promissory notes (collectively, the “Insight Note”) that will evidence the obligations of Xchange to reimburse Insight in the event that Insight is required to make any payments to SVB under the Insight Guaranty. The Insight Note bears interest on the unpaid amount thereof at a rate of 2% per month (3% per month after default) and is payable within 30 days after any payment is made by Insight under the Insight Guaranty. In addition, in consideration for Insight agreeing to provide the Insight Guaranty, Xchange issued to Insight a Contingent Value Right (the “CVR”). Under the terms of the CVR, Insight may request that Xchange redeem the CVR for a cash payment equal to the “CVR Value” based on the occurrence of a “Trigger Event”. Trigger Events include: (a) a sale of Xchange (as defined therein); (b) Xchange achieving trailing 12 month consolidated revenues in excess of $50 million (the “Revenue Target”), or (c) Xchange achieving trailing 12 month consolidated earnings before interest, taxes, depreciation and amortization expense in excess of $10.0 million. The CVR Value upon the occurrence of a Trigger Event will be $3.0 million, except that if the event giving rise to the Trigger Event is the achievement of the Revenue Target, the CVR Value will be the greater of $3.0 million and 7% of Xchange’s consolidated revenues (not to exceed $10.0 million).

         On September 16, 2002, the terms of the Guarantied Line were modified to allow for advances of up to $5.5 million in the aggregate at any time outstanding. As a condition to the increase in the Guaranteed Line, the Insight Guaranty was amended and restated to increase the maximum amount guaranteed thereunder to $5.5 million.

         An additional accounts receivables financing facility was also established on May 3, 2002 (the “Receivables Line”). The Receivables Line provided for advances of up to $4.0 million and matures on May 3, 2003. Under the terms of the Receivables Line, SVB may, in its sole discretion, make advances to Xchange based upon a percentage, determined by SVB, of the face amount of Xchange’s accounts receivables that satisfy certain criteria, provided that no “Events of Default” (as in the loan documentation) exist. The Receivables Line is secured by a lien on all of Xchange’s assets, but is not guaranteed by Insight. Advances under the Receivables Line bear interest at SVB’s prime rate plus 2.50% per annum.

         On August 15, 2002, the terms of the Receivables Line were amended to reduce the maximum amount available thereunder from $4.0 million to $1.5 million.

(6) Offer from Investor Group

         On May 3, 2002, Xchange announced it had received a preliminary offer from a group led by Insight to acquire Xchange. The offer is non-binding and subject to customary conditions, including the execution of definitive agreements. Xchange’s Board of Directors has formed a Special Independent Committee to evaluate the offer.

(7) Asset Impairment Writeoffs

         In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but instead will be subject to periodic impairment testing under a fair value approach. Xchange applied these new rules beginning January 1, 2002 and ceased amortizing goodwill. Goodwill, net of accumulated amortization, as of December 31, 2001 was $20,782. This goodwill balance was created as a result of Xchange’s March 2000 acquisition of Knowledge Stream Partners. In September 2002, Xchange determined that the remaining goodwill balance was impaired based on the number of employees left from the acquired entity, the lack of customers and revenue the intangible asset had created, and the current valuation of Xchange. Based on Xchange’s assessment of the value of the goodwill, management wrote off the remaining goodwill as an impaired asset. As a result of testing goodwill for impairment in accordance with SFAS No. 142 as of September 30, 2002, Xchange recorded a non-cash impairment charge of $20,782, or $18.03 loss per share.

(8) Change in Accounting Estimates

         Xchange had previously accrued for costs associated with the acquisitions of Knowledge Stream Partners and Customer Analytics. Based on new estimates by management, Xchange reversed accruals of approximately $2.5 million during the three month period ended September 30, 2002. This was accounted for as a change in accounting estimate and is included in the condensed consolidated statement of operations.

(9) Recent Accounting Pronouncemnts

         On January 1, 2002, Xchange adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. The adoption of this statement did not have a significant effect on Xchange’s financial position or results of operations.

         The Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendments No. 13, and Technical Corrections, effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 4 and SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. Xchange plans to adopt SFAS No. 145 on January 1, 2003 and does not believe adopting SFAS No. 145 will have a material impact on its consolidated financial statements.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, and (2) can be measured at fair value. The principal reason for issuing SFAS No. 146 is the Board’s belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular EITF Issue 94-3, do not meet the definition of a liability. SFAS No. 146 nullifies EITF Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. Early application is encouraged; however, previously issued financial statements may not be restated. An entity would continue to apply the provisions of EITF Issue 94-3 to an exit activity that is initiated under an exit plan that met the criteria of EITF Issue 94-3 before the entity initially applied SFAS No. 146.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements regarding contingencies, future prospects, liquidity and capital expenditures herein under “Part I Financial Information-Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and detailed in our other filings with the Commission during the past 12 months.

Overview

         Xchange provides CRM solutions that help companies earn a greater share of their customers business through relevant, personalized customer communications. Xchange provides an open-platform CRM software and services solution that is designed to help clients customize offers based on profile information, synchronize offers across multiple customer channels in real-time and track the responses. This solution is designed to provide companies with opportunities to improve their acquisition and retention of customers and to increase customer relationship profitability. Xchange’s CRM solutions are licensed for use at approximately 300 client sites in 33 countries, as well as the six leading U.S. marketing service bureaus.

Corporate Overview

         Xchange was incorporated in November 1996. Prior to incorporation, Xchange operated as a separate division of two entities, Grant & Partners, Inc. and Grant & Partners Limited Partnership. Xchange’s activities during its early stages of operation focused on the development of software solutions to provide customer communications support to businesses. In 1995, Xchange began providing professional services in the areas of marketing program design and execution and data warehousing. In March 1997, Xchange ceased providing marketing program design services. Xchange’s development efforts culminated in the introduction to market in July 1996 of Xchange Campaign. Since this initial introduction of Xchange Campaign, Xchange has continued to focus significant resources on the development of additional functionality and features of its original products as well as the development and acquisition of additional solutions within Xchange’s CRM solution set including Xchange Real Time, Xchange eMessaging and Xchange Analytics. In October 2001 Xchange announced Xchange 8, which is a bundling of Xchange’s existing products, as part of a strategy to move away from selling individual software components to selling an integrated set of software solutions

         Xchange also has continued to expand its marketing activities, build its identity, develop the competencies of the professional services group, establish international sales and distribution channels and develop its general and administrative infrastructure.

         In August 1999, Xchange acquired eXstatic Software, Inc. (formerly known as Gino Borland, Inc.) (“eXstatic”) in a transaction accounted for as a pooling of interest. eXstatic develops and markets software products that enable businesses to plan, create and execute highly personalized, permission-based email communications based on customer profiles. In accordance with pooling of interests accounting, the results of operations have been restated to reflect the historical results of eXstatic on an as combined basis. In September 2002, Xchange ceased providing permission-based email communications. On March 31, 2000, Xchange acquired KSP in a transaction accounted for under the purchase method. KSP specializes in consulting and software development for advanced data mining and online/offline analytics. In June 2000, Xchange acquired Customer Analytics, Inc. (“CA”) in a transaction accounted for under the purchase method. CA develops and markets campaign management solutions focused on creating, executing, analyzing and measuring customer communications at the local or branch level.

Critical Accounting Policies and Significant Judgements and Estimates

         Xchange’s discussion and analysis of its financial condition and results of operations are based on Xchange’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the timing and amounts of certain transactions and carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The significant accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

         Xchange’s revenues are primarily generated from the sale of perpetual licenses to its proprietary Xchange 8 products and services. Xchange generates its services revenue from consulting and training services performed for customers and from maintenance and support. As described below, significant management judgements and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgements or utilized different estimates.

         Xchange recognizes revenue based on the provisions of Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, Statement of Position, (“SOP”), No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-4 and SOP No. 98-9, and the provisions of SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Xchange recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. Xchange does not offer a right of return on its products.

         For all sales, Xchange uses either a binding purchase order or signed license agreement as evidence of an arrangement. At the time of the transaction, Xchange assesses whether the fee associated with the transaction is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of the fee is due after our normal payment terms Xchange accounts for the fee as not being fixed or determinable. In these cases, Xchange recognizes revenue as the fees become due. Credit worthiness for follow-on transactions is assessed through a review of the transaction history with the customer. Xchange does not request collateral from its customers. If collection of a fee is not reasonably assured, Xchange defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

         Software license fee revenues are generated from licensing the rights to the use of Xchange’s packaged software products. Services and maintenance revenues are generated from sales of maintenance, consulting, training and hosting services performed for customers that license Xchange’s products. Xchange has concluded that effective with the new generation of Xchange Analytics and Xchange Real Time, certain of the implementation services related to these products are essential to the customer’s use of the packaged software products. Similarly, the implementation services for the Xchange EnAct product is essential to the customer’s use of those packaged software products. For sales of these products where Xchange is responsible for implementation, Xchange recognizes revenue for these arrangements following the percentage-of-completion method over the implementation period. Percentage of completion is measured by the percentage of implementation hours incurred to date compared to estimated total implementation hours. This method is used because management has determined that expended hours to be the best measure of progress on these engagements. In situations where Xchange is not responsible for implementation services, or where the product configuration being delivered does not require the implementation services deemed to be essential to the customer’s use of the software, Xchange recognizes revenue on delivery of the packaged software if there is persuasive evidence of an arrangement, collection is probable, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fees to all undelivered elements of the arrangement.

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

         Revenue from maintenance services is recognized ratably over the term of the contract, typically one year. Professional services revenue is primarily related to implementation and consulting services performed on a time-and-materials basis under separate service arrangements. Revenues from professional service arrangements are recognized on either a time and materials or percentage-of-completion basis as the services are performed, provided that amounts due from customers are fixed or determinable and deemed collectible by management. In addition, Xchange recognizes consulting revenue for its application hosting service. The revenue is recognized over the service delivery period based on either a pre-determined monthly service fee or a usage based pricing model.

         In certain situations, Xchange has entered into transactions with third parties to acquire technology from those entities at the same time that Xchange sells its technology to those same third parties. In those instances, Xchange applies Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions, and Emerging Issues Task Force Issue No. 86-29, Nonmonetary Transactions: Magnitude of the Boot and the Exceptions to the Use of Fair Value, to such transactions.

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

         Intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value for the asset may not be recoverable. In 2001, Xchange recorded impairment charges relative to its investment in the technology of MicroStrategy, Inc. (“MicroStrategy”) and acquisition of CA. In both instances Xchange made the strategic decision to no longer sell or support the products or assets underlying the original acquisitions. During the fourth quarter of 2001, in response to continuing negative operating trends, Xchange determined that the remaining goodwill balance was impaired based upon a third-party indication of value of Xchange as a whole. Xchange recorded an additional impairment charge of the carrying value of such goodwill in the amount of $3.8 million. In September 2002, Xchange determined that the remaining goodwill balance of $20.8 million was impaired based on the number of employees left from the original entity, the lack of customers the intangible asset has created, and the current valuation of Xchange. Based on management’s assessment of the valuation of goodwill, Xchange wrote off the remaining goodwill of $20.8 million as an impaired asset.

(4) Restructuring Charges

         During the third quarter of 2002, Xchange continued to undertake certain restructuring actions to better align its cost structure with its outlook on near term revenues and to conserve cash. The components of the restructuring charges resulting from these actions are as follows (in thousands):

Severance	$253

Facilities and related	1,254

Property and equipment	781

$2,288

         Severance costs relate to the elimination of 14 managerial and staff positions worldwide, comprising approximately 9% of the beginning of the year workforce in the following areas: two in sales and marketing, and fourteen in professional services. Property and equipment relate to non-cash write-offs of excess office furniture and computer equipment that has been removed from operations as a result of employee reductions. Facility related costs relate to the abandonment of excess facilities.

         The following summarizes the activity in Xchange’s restructuring accruals through September 30, 2002:

	Restructuring accrual	Additions		Restructuring accrual
	at December 31, 2001	(Reductions)	Cash payments	at September 30, 2002

		(in thousands)
Severance	$245	$560	$655	$150

Facilities related	3,992	(74)	1,317	2,601

Others	479	—	211	268

Total	$4,716	$486	$2,183	$3,019

         The severance accrued at September 30, 2002 relates primarily to 14 employees who positions were eliminated in September 2002. The severance accrual will be paid out in installments through January 8, 2003. Facility costs will be paid out through 2005 based on the remaining lease terms of the abandoned facilities. Other accruals relate to non-cancelable payments due for marketing events which have been canceled as a result of the Company’s cost containment initiatives.

Three Months Ended September 30, 2001 and 2002

Revenues

         Xchange’s total revenues decreased by $4.6 million, or 50.9%, from $9.1 million in Q3 2001 to $4.5 million in Q3 2002. Software license fees decreased by $2.0 million, or 54.7%, from $3.6 million in Q3 2001 to $1.6 million in Q3 2002. Included in software license fee revenue in Q3 2001 was $1.1 million from Carreker Corporation (“Carreker”) related to guaranteed royalties on sales of the EnAct product. In Q4 2001, Xchange decided to discontinue the sales and support of the EnAct product and sold the EnAct technology to Carreker, therefore there was no comparable EnAct royalty revenue in Q3 2002. The remaining decrease is attributed primarily to fewer sales resulting from a general market slowdown in information technology spending.

         Services and maintenance revenues decreased by $2.6 million, or 48.4%, from $5.5 million in Q3 2001 to $2.8 million at Q3 2002. The decrease is attributed to decreases in services engagement revenue of $1.0 million, eMessaging ASP revenue of $.6 million and maintenance revenue of $1.0 million. The decrease in services engagement revenue is due partially to the reduction in software license fees revenue, resulting in reduced software implementation and integration services. The decrease in eMessaging ASP revenue reflects the growing competition for these services due to excess eMessaging capacity in the marketplace. The decrease in maintenance reflects the decrease in Xchange’s base of customers due to customers electing to not renew annual maintenance.

Cost of Revenues

         Cost of software license fees consists primarily of royalty payments made to third-parties for licensed intellectual property included in Xchange software products, and cost associated with software packaging and distribution. The cost of software license fees increased in absolute dollars from $47,000 in Q3 2001 to $61,000 in Q3 2002. It increased as a percentage of software license fee revenue from 1.3% to 3.7%. The slight increase as a percentage of software license fee revenue is due to a decrease in license revenue.

         Cost of services and maintenance consists primarily of personnel, facilities and system costs incurred in providing professional consulting services, training, hosting software services for the Xchange eMessaging software product, and customer support services. Cost of services and maintenance as a percentage of services and maintenance revenue was 58.4% in Q3 2001 and 37.5% in Q3 2002. The decrease in cost of services and maintenance in both absolute dollars and a percentage of services and maintenance revenues is due primarily to corrective actions Xchange took throughout the later half of 2001 and into Q3 of 2002 designed to adjust its infrastructure costs downward to better match the lower anticipated level of revenues.

         Overall gross profit percentage improved from 64.3% in Q3 2001 to 74.9% in Q3 2002, as a result of Xchange’s costs containment restructuring efforts.

Operating Expenses

         Sales and marketing expense consists primarily of employee salaries and benefits for sales and marketing personnel, commissions and promotional expenses. Sales and marketing expense decreased by $3.6 million, or 67.6%, from $5.3 million in Q3 2001 to $1.7 million in Q3 2002. Sales and marketing expenses decreased as a percentage of revenue from 58.2% in Q3 2001 to 38.4% in Q3 2002. The decrease is due to Xchange’s corrective actions in the later half of 2001 and into Q3 of 2002 designed to adjust its infrastructure costs downward to better match the lower anticipated revenues.

         Research and development expense consists primarily of employee salary and benefits, consultant costs and equipment and software maintenance costs associated with new product development, enhancement of existing products and quality assurance activities. Research and development costs decreased by $1.4 million, or 43.8% from $3.3 million in Q3 2001 to $1.9 million in Q3 2002. Research and development costs as a percentage of revenue increased from 35.8% in Q3 2001 to 41.0% in Q3 2002. The decrease in absolute dollars is due primarily to corrective actions Xchange took beginning in the latter part of 2001 and continuing into Q3 2002 to reprioritize its investments and commitment to existing and new product offerings and features given its reduced revenue base and need to conserve cash.

         General and administrative expense consists primarily of employee salaries and related costs, outside professional fees, provision for uncollectible accounts receivable and equipment and software depreciation cost associated with the finance, legal, human resources, information systems and executive functions of Xchange. General and administrative expenses decreased $2.8 million, or 65.5%, from $4.3 million in Q3 2001 to $1.5 million in Q3 2002. The decrease is the result of corrective actions Xchange took in the later part of 2001 and into Q3 of 2002 designed to reduce general and administrative expenses in line with the overall reduced infrastructure needs of Xchange and the need to conserve cash.

Goodwill and intangibles

         In 2001, the Company amortized its purchased intangibles and its investment in MicroStrategy assets over these asset’s estimated useful lifes in accordance with then generally accepted accounting principals. In Q4 2001, the Company recorded impaired charges to fully write-off its investments in MicroStrategy assets and intangible assets related to the acquisition of CA, and to partially write-off its intangible assets associated with the KSP acquisition. Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangibles (“SFAS 142”), and accordingly will no longer amortize purchased intangibles over their estimated useful life. Rather, intangible assets will be subject to annual assessments of impairment. In September 2002, the Company determined that the remaining goodwill balance of $20.8 million was impaired based on the number of employees left from the original entity, the lack of customers the intangible asset has created, and the current valuation of the company. Based on discounted net cash flows management wrote off the remaining goodwill of $20.8 million as an impaired asset.

Interest income (expense), net

         Interest expense, net in Q3 2001 was comprised of $115,000 of non-cash interest expense associated with the MicroStrategy obligation, $594,000 of non-cash interest associated with the amortization of discounts of the issuance of $4.5 million of convertible notes and warrants to Insight, $64,000 in interest payable on convertible notes payable to certain former shareholders of CA, $83,000 in interest on capital leases and other lease obligations, $25,000 non-cash interest expense associated with warrants issued to SVB, $88,000 related to interest on Xchange’s bank line of credit, $1,056,000 in non-cash interest related to the accretion of discounts on convertible debetures, $528,000 in non-cash interest related to the convertible debentures, offset by $30,000 of interest income. Interest expense, net in Q3 2002 was comprised primarily of $2,046,000 in non-cash interest related to the accretion of discounts on convertible debentures, $922,000 in non-cash interest related to the convertible debentures, $63,000 in interest payable on convertible notes payable on certain former shareholders of CA, $103,000 related to interest on Xchange’s bank line of credit and $7,000 interest on capital leases and other lease obligations, offset by $10,000 of interest income.

Nine Months Ended September 30, 2001 and 2002

Revenues

         Xchange ‘s total revenues decreased 56.8% from $35.7 million in the nine months ended September 30, 2001 to $15.4 million for the nine months ended September 30,2002. Software license fees decreased by $11.6 million, or 67.0%, from $17.3 million in the nine months ended September 30, 2001 to $5.7 million in the nine months ended September 30, 2002. Included in software license fee revenue in the nine months ended September 30, 2001 was $8.2 million from Carreker related to guaranteed royalties on sales of the EnAct product. In Q4 2001, Xchange decided to discontinue the sales and support of the EnAct product and sold the EnAct technology to Carreker, therefore there was no comparable EnAct royalty revenue in the nine months ended September 30, 2002. The remaining decrease is attributed primarily to fewer sales resulting from a general market slowdown in information technology spending.

         Services and maintenance revenues decreased by $8.7 million, or 47.2%, from $18.4 million in the nine months ending September 30, 2001 to $9.7 million in the nine months ended September 30, 2002. The decrease is attributed to decreases in services engagement revenue of $5.0 million, eMessaging ASP revenue of $1.2 million and maintenance revenue of $2.5 million. The decrease in services engagement revenue is due partially to the reduction in software license fees revenue, resulting in reduced software implementation and integration services. The decrease in eMessaging ASP revenue reflects the growing competition for these services due to excess eMessaging capacity in the marketplace. The decrease in maintenance reflects the decrease in Xchange’s base of customers due to customers electing to not renew annual maintenance.

Cost of Revenues

         Cost of software license fees consists primarily of royalty payments made to third-parties for licensed intellectual property included in Xchange software products, and cost associated with software packaging and distribution. The cost of software license fees decreased in absolute dollars from $549,000 in the nine months ended September 30, 2001 to $205,000 in the nine months ended September 30, 2002. The decrease in absolute dollars of the cost of software license fees is due to a decrease in the third-party royalties for components of the Xchange 8.0 product suite.

         Cost of services and maintenance consists primarily of personnel, facilities and system costs incurred in providing professional consulting services, training, hosting software services for the Xchange eMessaging software product, and customer support services. Cost of services and maintenance as a percentage of services and maintenance revenue was 66.9% in the nine months ended September 30, 2001 and 40.0% in the nine months ended September 30, 2002. The decrease in cost of services and maintenance in both absolute dollars and a percentage of services and maintenance revenues is due primarily to corrective actions Xchange took throughout the later half of 2001 and into Q3 of 2002 designed to adjust its infrastructure cost downward to better match the lower anticipated level of revenues.

         Overall gross profit percentage improved from 64.0% in the nine months ended September 30, 2001 to 73.5% in the nine months ended September 30, 2002, as a result of Xchange’s costs containment and restructuring efforts.

Operating Expenses

         Sales and marketing expense consists primarily of employee salaries and benefits for sales and marketing personnel, commissions and promotional expenses. Sales and marketing expense decreased by $18.9 million, or 75.4%, from $25.0 million in the nine months ended September 30, 2001 to $6.1 million in the nine months ended September 30, 2002. Sales and marketing expenses decreased as a percentage of revenue from 70.2% in the nine months ended September 30, 2001 to 39.9% in the nine months ended September 30, 2002. The decrease is due to Xchange’s corrective actions in the later half of 2001 and into Q3 of 2002 designed to adjust its infrastructure costs downward to better match the lower anticipated revenues.

         Research and development expense consists primarily of employee salary and benefits, consultant costs and equipment and software maintenance costs associated with new product development, enhancement of existing products and quality assurance activities. Research and development costs decreased by $8.6 million, or 58.7% from $14.6 million in the nine months ended September 30, 2001 to $6.0 million in the nine months ended September 30, 2002. Research and development costs as a percentage of revenue decreased from 41.0% in the nine months ended September 30, 2001 to 39.3% in the nine months ended September 30, 2002. The decrease in both absolute dollars and as a percentage of revenue is the result of corrective actions Xchange took in the latter part of 2001 and into Q3 2002 to reprioritize its investments and commitment to existing and new product offerings and features given its reduced revenue base and need to conserve cash.

         General and administrative expense consists primarily of employee salaries and related costs, outside professional fees, provision for uncollectible accounts receivable and equipment and software depreciation cost associated with the finance, legal, human resources, information systems and executive functions of Xchange. General and administrative expenses decreased $8.2 million, or 58.6%, from $14.0 million in the nine months ended September 30, 2001 to $5.8 million in the nine months ended September 30, 2002. The decrease is the result of corrective actions Xchange took in the later part of 2001 and into Q3 of 2002 designed to reduce general and administrative expenses in line with the overall reduced infrastructure needs of Xchange and the need to conserve cash.

Interest income (expense), net

         Interest expense, net in the nine months ended September 30, 2001 was comprised of $682,000 of non-cash interest expense associated with the MicroStrategy obligation, $1,919,000 of non-cash interest associated with the amortization of discounts of the issuance of $4.5 million of convertible notes and warrants to Insight, $191,000 in interest payable on convertible notes payable to certain former shareholders of CA, $266,000 in interest on capital leases and other lease obligations, $47,000 non-cash interest expense associated with warrants issued to SVB, $162,000 related to interest on Xchange’s bank line of credit, $1,056,000 in non-cash interest related to the accretion of discounts on convertible debetures, $528,000 in non-cash interest related to the convertible debentures, offset by $116,000 of interest income. Interest expense, net in the nine months ended September 30, 2002 was comprised primarily of $6,071,000 in non-cash interest related to the accretion of discounts on convertible debentures, $3,238,000 in non-cash interest related to the convertible debentures, $60,000 of non-cash interest related to warrants issued to SVB, $191,000 in interest payable on convertible notes payable on certain former shareholders of CA, $250,000 related to interest on Xchange’s bank line of credit and $23,000 interest on capital leases and other lease obligations, offset by $35,000 of interest income.

Liquidity and Capital Resources

         Since inception, Xchange has financed it’s operations primarily through the sale of equity securities in private placements, the issuance of notes payable to related parties, the issuance of convertible debentures and the sales of common stock as part of its initial public stock offering in December 1998 and its follow-on public stock offering in June 1999.

         Xchange has sustained net losses and negative cash flows from operations in 2000 and 2001 and the nine months ended September 30, 2002. In addition, as of September 30, 2002 Xchange has a significant working capital deficit. Certain other notes payable were due in June 2002 and remained unpaid as of this filing. Xchange’s ability to meet its obligations in the ordinary course of business and to continue as a going concern is dependent on its ability to reduce net operating expenses and refinance its existing obligations, or raise additional financing through public or private equity financing or other sources of financing. There is no assurance that Xchange will be successful in its efforts to renew its credit facility, raise additional capital, renegotiate its existing obligations or to sufficiently reduce it operating expenses, all of which may have a material adverse impact on Xchange’s solvency. These factors raise substantial doubt about Xchange’s ability to continue as a going concern. The financial statements do not include any adjustments that might result in the event of the occurrence of this uncertainty.

         For the nine months ended September 30, 2002, net cash used in operating activities was $5.5 million, resulting primarily from a loss of $18.3 million before depreciation expense and other non-cash charges and an increase in working capital of $489,000.

         Net cash used by financing activities of $7,000 was comprised of net borrowings against the SVB line of credit of $1.2 million and payments for capital leases of $1.2 million.

         On May 3, 2002 Xchange announced it had received a preliminary offer from a group led by Insight to acquire Xchange. The offer is non-binding and subject to customary conditions, including the execution of definitive agreements. Xchange’s Board of Directors has formed a Special Independent Committee to evaluate the offer.

         On May 3, 2002, Xchange restructured its credit facilities with Silicon Valley Bank (“SVB”).

         Xchange’s existing credit facility was modified to provide for advances of up to $4.0 million on a revolving basis (the “Guarantied Line”). Xchange’s ability to obtain advances is conditioned upon the absence of any “Defaults” or “Events of Default” (as defined in the loan documentation). The Guarantied Line is secured by a lien on all of Xchange’s assets and is guaranteed (the “Insight Guaranty”) by Insight Venture Partners (“Insight”). SVB required the Insight Guaranty in order to provide the Guarantied Line. Advances under the Guarantied Line bear interest at SVB’s prime rate plus 0.50% per annum and mature on May 3, 2003. In consideration for Insight agreeing to provide the Insight Guaranty, Xchange entered into a Securities Purchase Agreement, dated as of May 3, 2002, with Insight, pursuant to which Xchange has issued to Insight promissory notes (collectively, the “Insight Note”) that will evidence the obligations of Xchange to reimburse Insight in the event that Insight is required to make any payments to SVB under the Insight Guaranty. The Insight Note bears interest on the unpaid amount thereof at a rate of 2% per month (3% per month after default) and is payable within 30 days after any payment is made by Insight under the Insight Guaranty. In addition, in consideration for Insight agreeing to provide the Insight Guaranty, Xchange issued to Insight a Contingent Value Right (the “CVR”). Under the terms of the CVR, Insight may request that Xchange redeem the CVR for a cash payment equal to the “CVR Value” based on the occurrence of a “Trigger Event”. Trigger Events include: (a) a sale of Xchange (as defined therein); (b) Xchange achieving trailing 12 month consolidated revenues in excess of $50 million (the “Revenue Target”), or (c) Xchange achieving trailing 12 month consolidated earnings before interest, taxes, depreciation and amortization expense in excess of $10.0 million. The CVR Value upon the occurrence of a Trigger Event will be $3.0 million, except that if the event giving rise to the Trigger Event is the achievement of the Revenue Target, the CVR Value will be the greater of $3.0 million and 7% of Xchange’s consolidated revenues (not to exceed $10.0 million).

         On September 16, 2002, the terms of the Guarantied Line were modified to allow for advances of up to $5.5 million in the aggregate at any time outstanding. As a condition to the increase in the Guaranteed Line, the Insight Guaranty was amended and restated to increase the maximum amount guaranteed thereunder to $5.5 million.

         An additional accounts receivables financing facility was also established on May 3, 2002 (the “Receivables Line”). The Receivables Line provided for advances of up to $4.0 million and matures on May 3, 2003. Under the terms of the Receivables Line, SVB may, in its sole discretion, make advances to Xchange based upon a percentage, determined by SVB, of the face amount of Xchange’s accounts receivables that satisfy certain criteria, provided that no “Events of Default” (as in the loan documentation) exist. The Receivables Line is secured by a lien on all of Xchange’s assets, but is not guaranteed by Insight. Advances under the Receivables Line bear interest at SVB’s prime rate plus 2.50% per annum.

         On August 15, 2002, the terms of the Receivables Line were amended to reduce the maximum amount available thereunder from $4.0 million to $1.5 million.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

         The following discussion about Xchange’s market risk disclosures involves forward looking statements. Actual results could differ materially from those projected in the forward-looking statements. Xchange is exposed to market risk related to changes in interest rates and foreign currency exchange rates. Xchange does not use derivative financial instruments for speculative or trading purposes.

         Interest Rate Sensitivity. Xchange maintains a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency treasury bills and notes with an average maturity of less then twelve months. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2002, the fair value of the portfolio would decline by an immaterial amount.

         Foreign Currency Exchange Risk. With sales and services offices in the United States, United Kingdom and Australia, and a global customer base, Xchange faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on Xchange’s financial results. Historically Xchange’s primary exposure has been nondollar-denominated operating expenses and sales by its United Kingdom subsidiary. The introduction of the Euro as a common currency for members of the European Monetary Union, of which the United Kingdom is not a member, occurred in January 2000. To date, we have not noticed any material impact from the introduction of the Euro. Xchange is prepared to hedge against fluctuations in the British Sterling, Euro, or other foreign currency if the exposure becomes material. As of September 30, 2002 Xchange’s material nondollar-denominated assets and liabilities primarily consisted of cash, accounts receivable, and accounts payable denominated in British Sterling and Australian dollars.

         Xchange currently has sales offices in the United Kingdom and Australia, in addition to the United States. Xchange’s revenues from international operations have been denominated in foreign currencies which historically have been stable in relation to U.S. dollars. As a result, the gain or loss from foreign currency transactions has not been material to its operating results. As of September 30, 2002, the material assets and liabilities denominated in foreign currencies include accounts receivable, accounts payable and cash and cash equivalents. Due to the stability of the foreign economies where these assets and liabilities are denominated, Xchange has not adopted a policy of hedging foreign currency risks. While it is anticipated that foreign transactions will continue to be denominated in local currencies, Xchange expects to use hedging instruments to offset potential currency exposures arising as its international operations expand into less stable economic environments.

ITEM 4. Controls and Procedures

         (a)  Evaluation of disclosure controls and procedures. Based on his evaluation as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II – Other Information

Item 1. Legal Proceedings

         From time to time, Xchange is involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this filing, management believes that it has adequate coverage under its Directors and Officers and Errors and Omissions insurance policies such that it is management’s opinion that Xchange is not a party to any legal proceedings that, if decided adversely to Xchange, would have a material adverse effect on its results of operations or financial position.

         Xchange and certain of its current and former officers and its former certified public accountants, Arthur Andersen, LLP, have been named defendants in a consolidated class action lawsuit originally filed on February 21, 2001 and subsequently filed as a Consolidated Amended Class Action Complaint on August 3, 2001, filed on behalf of a purported class of purchasers of Xchange’s common stock during the period from December 9, 1998 through September 29, 2000. The Amended Class Action Complaint alleges that Xchange made false or misleading statements that inflated its common stock price during the class period. The relief sought is damages on behalf of the class; however, at this time, Xchange is unable to ascertain the monetary damages sought by the class. Through its attorneys, Xchange has filed a Motion to Dismiss the Amended Class Action Complaint on October 3, 2001. The action is pending in the United States District Court for the District of Massachusetts. Xchange believes these allegations are without merit and intends to continue to defend the litigation vigorously.

         Xchange, certain of its current and former officers and directors, including Andrew J. Frawley, John G. O’Brien, Jeffrey Horing, Ramanan Raghavendran, David G. Mcfarlane, Michael D. McGonagle, Patrick A. Mchugh, and N. Wayne Townsend, and the Underwriter Defendants (as defined herein) have purportedly been named defendants in a class action complaint filed on behalf of a class of purchasers of its common stock during the period from December 9, 1998 through December 6, 2000. The Underwriter Defendants are BT Alex Brown, Inc., Hambrecht & Quist, LLC, Adams, Harkness & Hill, Inc., and Sound-View Technology Group, Inc. Xchange has not yet been served with this complaint, but it purportedly alleges that documents filed in connection with Xchange’s initial and follow-on public offerings (the “Offerings”) were materially false and misleading because they failed to disclose that (1) the Underwriter Defendants solicited and received excessive and undisclosed commissions from certain investors in exchange for which the Underwriter Defendants allocated to those investors material portions of the restricted stock issued in connection with the Offerings, and (2) the Underwriter Defendants had entered into agreements with customers whereby they agreed to allocate Xchange’s shares to those customers in the Offerings in exchange for which the customers agreed to purchase additional shares in the after-market at pre-determined prices. At this time, Xchange is unable to ascertain the monetary damages sought by the class. The action is pending in the United States District Court for the Southern District of New York. Xchange believes these allegations are without merit and intends to defend the litigation vigorously.

Item 3. Defaults Upon Subordinated Notes

         Xchange is in default on certain notes payable that had been entered into as part of the June, 2000 CA acquisition. These notes, which have an aggregate principal balance of approximately $2.5 million, matured on June 1, 2002; however, the various noteholders have entered into subordination agreements with SVB (the “Subordination Agreements”). Pursuant to the Subordination Agreements, Xchange is restricted from making any payments to these noteholders, and the noteholders are restricted from demanding any such payment, until the SVB debt is paid in full. The note holders have acknowledged the existing conditions and payment arrangements of the subordination agreements.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

10.01*	Amendment No. 1 to warrants to purchase stock, dated May 3, 2002, between Xchange and Silicon Valley Bank (“SVB”) (Incorporated by reference from Exhibit 10.28 to Xchange’s Annual Report on Form 10-K, filed May 14, 2002)

99.01*	Amended and Restated Loan and Securities Agreement, dated May 3, 2002, between Xchange and SVB. (Incorporated by reference from Exhibit 99.11 to Xchange’s Annual Report on Form 10-K, filed May 14, 2002)

99.02*	Form of Accounts Receivable Financing Agreement, dated May 3, 2002, between Xchange and SVB. (Incorporated by reference from Exhibit 99.12 to Xchange’s Annual Report on Form 10-K, filed May 14, 2002)

99.03*	Form of Security Agreement, dated May 3, 2002, between Xchange and Insight. (Incorporated by reference from Exhibit 99.13 to Xchange’s Annual Report on Form 10-K, filed May 14, 2002)

99.04*	Form of Senior Secured Note, dated May 3, 2002 between Xchange and Insight. (Incorporated by reference from Exhibit 99.14 to Xchange’s Annual Report on Form 10-K, filed May 14, 2002)

99.05*	Form of Contingent Value Right, dated May 3, 2002, between Xchange and Insight. (Incorporated by reference from Exhibit 99.15 to Xchange’s Annual Report on Form 10-K, filed May 14, 2002)

99.06*	Form of Securities Purchase Agreement, dated May 3, 2002, between Xchange and Insight. (Incorporated by reference from Exhibit 99.16 to Xchange’s Annual Report on Form 10-K, filed May 14, 2002)

99.07*	First Amendment to Accounts Receivable Financing Agreement, dated August 15, 2002, between Xchange and SVB. (Incorporated by reference from Exhibit 99.07 to Xchange’s Quarterly Report on Form 10-Q, filed August 8, 2002.)

99.08	Certification of Principal Executive Officer and Principal Finance and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         *     Incorporated by reference

(b)  Reports on Form 8-K
Report on Form 8-K filed with the SEC on August 7, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2002	EXCHANGE APPLICATIONS, INC. (Registrant)

/s/ J. Christopher Wagner

J. Christopher Wagner President, Chief Executive Officer and Principal Financial and Accounting Officer

CERTIFICATIONS

         I, J. Christopher Wagner, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Exchange Applications, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ J. Christopher Wagner

J. Christopher Wagner President, Chief Executive Officer, and Principal Financial and Accounting Officer